Form 10-Q
period 1996-03-31
IIC INDUSTRIES INC
filed 1996-05-22
CIK 52741

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                              ------------------

                                   FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                                    OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                        Commission file number: 811-854

                             IIC Industries, Inc.
- --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                            13-567594
- --------------------------------------------------------------------------------
   (State of Other Jurisdiction of                    (IRS Identification
     Incorporation or Organization)                          Number)


     420 Lexington Avenue; New York, N.Y.                        10170
- ---------------------------------------------------- ------------------------
  (Address of Principal Executive Offices)                    (Zip Code)



Registrant's Telephone Number, Including Area Code: (212) 297-6132
- --------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,423,368 shares of common stock outstanding at April 30, 1996.

                             FINANCIAL INFORMATION



  FINANCIAL STATEMENTS


                                                              Page

              Consolidated Balance Sheets
              at March 31, 1996
              and December 31, 1995                             3

              Consolidated Statements of Income
              for the Three Months Ended March 31,
              1996 and March 31, 1995                           5

              Consolidated Statement of Cash Flows
              for the Three Months Ended March 31,
              1996 and March 31, 1995                           6

              Notes to Consolidated Financial
              Statements                                        7

                     IIC Industries, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
               (dollar amounts in thousands, except share data)



                                              MARCH 31,         December 31,
               ASSETS                           1996               1995
                                              ----------        -----------


CURRENT ASSETS
    Cash and cash equivalents                    $18,273          $  19,414
    Accounts receivable, net                      39,277             34,202
    Advances to subcontractors                     1,469              1,336
    Inventories (Note C)                          44,762             45,004
    Other current assets                           9,447             10,609
                                              ----------          ---------

         Total current assets                    113,228            110,565

RESTRICTED CASH                                    5,311              5,719

PROPERTY AND EQUIPMENT, NET                       28,821             28,418

INVESTMENTS IN AND ADVANCES TO AFFILIATES         29,006             27,052

OTHER INVESTMENTS                                  1,082              1,367

OTHER ASSETS                                       3,178              2,328
                                              ----------          ---------

                                                $180,626           $175,449
                                                ========            =======



The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                    CONSOLIDATED BALANCE SHEETS (continued)
                                  (unaudited)
               (dollar amounts in thousands, except share data)




                                                  MARCH 31,         December 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY          1996              1995
                                                  -----------        ----------
CURRENT LIABILITIES
    Accounts payable                                  $31,974         $  18,316
    Bank loans                                          9,742            16,919
    Current maturities of long-term debt                   74               127
    Accrued expenses and other payables                17,928            16,729
    Advances from customers                             7,439             9,058
                                                      -------         ---------
         Total current liabilities                     67,157            61,149

LONG-TERM DEBT, less current portion                    2,170             2,528

DUE TO AFFILIATES                                       1,450             1,542

OTHER LIABILITIES AND DEFERRED
  CREDITS                                               5,901             5,760

MINORITY INTEREST IN SUBSIDIARIES                      21,582            22,171
                                                     --------         ---------

                                                       98,260            93,150

    CONTINGENCIES (Note D)

    STOCKHOLDERS' EQUITY
      Common stock, $1.00 par value per share;
       authorized 1,800,000 shares; issued
       1,585,806 shares                                 1,586             1,586
      Additional paid-in capital                       22,941            22,941
      Retained earnings                                81,096            79,342
      Foreign translation adjustment                  (20,532)          (18,845)
      Less treasury stock - at cost (162,438
       shares)                                         (2,725)           (2,725)
                                                   ----------          ---------

                                                       82,366            82,299
                                                   ----------          ---------

                                                     $180,626          $175,449
                                                    =========           =======



The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
               (dollar amounts in thousands, except share data)



                                                 Three months ended March 31,
                                                 ----------------------------
                                                    1996              1995
                                                    ----              ----
Net sales                                        $59,498            $66,830
Cost of sales                                     45,540             50,354
                                                  ------             ------
         Gross profit                             13,958             16,476
Selling, general and administrative
  expenses                                        11,661             11,318
                                                  ------             ------

         Operating income                          2,297              5,158
                                                  ------             ------

Other income (expenses)
    Interest income                                  942              1,621
    Dividend income                                    3                 11
    Equity in earnings  (loss) of affiliates         427                (34)
    Foreign currency loss (Note B)                  (408)              (520)
    Gain on sale of noncurrent assets, net            72                 15
    Interest expense                                (915)            (1,340)
    Other, net                                       160                428
                                                  ------             ------
         Income before income taxes and
             minority interest                     2,578              5,339

Income taxes                                        (511)            (1,903)
                                                  ------             ------
          Income before minority interest          2,067              3,436

Minority Interest                                   (313)            (1,100)
                                                  ------             ------
         NET INCOME                              $ 1,754             $2,336
                                                  ======              =====

Net income per common share                         1.23              $1.64
                                                  ======              =====

Weighted average number of common shares
    outstanding                                1,423,368          1,423,368
                                               =========          =========




The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                         (dollar amounts in thousands)





                                                 Three months ended  March 31,
                                                 ------------------  ---------
                                                  1996                 1995
                                                  ----                 ----



Net cash provided by operating activities            $9,478           $2,328
                                                     ------            -----

Cash flows from investing activities
    Purchase of subsidiary shares, net of
      cash acquired                                                     (714)
    Purchase of property and equipment               (1,806)
    Purchase of investments                          (2,729)         (14,560)
    Purchase of other assets                                            (155)
    Proceeds on disposal of property and
      equipment                                          22               42
    Proceeds on disposal of investments                 375                7
    Restricted cash                                     408             (101)
                                                     -------          -------
         Net cash used in investing
            activities                               (3,730)         (15,481)
                                                     -------          -------

Cash flows from financing activities
    Issuance of long-term debt                           26              536
    Net payments of short-term bank loans            (6,505)          (5,965)
                                                     -------          -------

         Net cash used in financing activities       (6,479)          (5,429)


Effect of exchange rate on cash                        (410)            (759)
                                                     -------          -------
         Net decrease in cash and cash
           equivalents during the period             (1,141)         (19,341)
Cash and cash equivalents at beginning of
   period                                            19,414           40,564
                                                     ------           -------
Cash and cash equivalents at end of period          $18,273         $ 21,223
                                                    =======          =======
Supplemental disclosure of cash flow
   information:
    Cash paid during the period for
       Interest                                   $   1,039         $  1,239
       Income taxes                                   1,574            1,995






The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE A - BASIS OF PRESENTATION

     The consolidated financial statements included herein which have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, include the accounts of IIC Industries Inc. and all material majority-owned subsidiaries (collectively the "Company"). All material intercompany transactions and balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1996 and March 31, 1995.


NOTE B - FOREIGN CURRENCY EXCHANGE

     Investor Rt ("Investor"), a majority-owned subsidiary, uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders' equity.

     The Israel Tractors and Equipment Company Limited ("Israel Tractor"), a wholly-owned subsidiary, uses the US dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted, or to which it is linked. Balton C.P. Limited ("Balton"), a majority-owned subsidiary, uses the US dollar as the functional currency, since the African subsidiaries operate in hyperinflationary economies. These subsidiaries translate monetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Adjustments resulting from the translation of these entities are included in results of operations.

     Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                     IIC Industries, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)



NOTE C - INVENTORIES

     Inventories are as follows:

                                              MARCH 31,       December 31,
                                                1996              1995

         Raw materials                         $9,156          $  12,432
         Work-in-progress                       1,070              1,174
         Finished goods                        34,536             31,398
                                               ------           --------
                                              $44,762            $45,004
                                              =======             ======



NOTE D - CONTINGENCIES

     The Company has given a guarantee to the bankers of Balton amounting to $1.6 million. The guarantee is in respect of various outstanding letters of credit given by the bankers of certain of Balton's creditors. The Company has also agreed to indemnify a co-guarantor for any losses accumulating to $510,000.

     Balton has given guarantees to third parties in the amount of approximately $750,000.

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $3.1 million.


NOTE E - INVESTMENT IN AFFILIATE

     In February 1995, Interag Rt. purchased approximately 18 % of the share capital of Danubius Rt. ("Danubius"), a publicly quoted company. Danubius owns a number of hotels in Hungary and specializes in spa facilities. By March 31, 1996, Interag Rt. and the Company had purchased an additional 11% and 5.5% , respectively, of Danubius' share capital. At March 31, 1996, the Company's effective ownership percentage was approximately 27% at a cumulative cost of approximately $25 million.

                     IIC Industries, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)





NOTE E (continued)

     Accordingly, the Company accounted for this investment under the equity method at March 31, 1996. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess (approximately $8.5 million) of the fair value of the net assets acquired over the cost was used to reduce the value of the fixed assets acquired.

     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:


                                                March 31, 1996
                                                --------------


         Current assets                              $  24,372
         Noncurrent assets                             122,081
         Current liabilities                             4,538
         Noncurrent liabilities                         11,004
         Stockholders' equity                          130,911




                                              Three Months ended
                                                March 31, 1996
                                                --------------


         Sales                                          12,225
         Operating income                                1,175
         Net income                                      1,289

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is presently operated as a holding company with subsidiaries in three principal operating geographic areas: (1) Investor RT, a Hungarian holding company ("Investor" or "Investor Group"), which through its subsidiaries, engages in a variety of commercial activities in Hungary; (2) The Israel Tractors and Equipment Company Limited ("Israel Tractor"), an Israeli corporation, which distributes tractors and related heavy machinery in Israel and (3) Balton C.P. Limited, an English holding company with African subsidiaries ("Balton CP") engaged in trading activities in several African countries.

     Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1995, the income from the Company's Hungarian and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency which is not freely convertible and which floats against a basket of two currencies (the U.S. Dollar and the European Currency Unit) underwent devaluations against the U.S. Dollar at the rate of 20% during 1995. Since the beginning of 1996, the Hungarian currency has been further devalued by approximately 8% against the U.S. Dollar. Since the functional currency for Investor is the Hungarian Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. See Notes A(8) and P of Notes to Registrant's Consolidated Financial Statements on Form 10-K for the year ended December 31, 1995.

     The Company may be subject to tax in some or all of the foreign countries in which it has operations. However, foreign taxes imposed on the Company's income may qualify as a foreign income tax and therefore be eligible for credit against the Company's United States income tax liability subject to certain limitations set out in the Internal Revenue Code of 1986, as amended (or alternatively, for deduction against income in determining such liability). The limitations set out in the Code include, among others, computation rules under which foreign tax credits allowable with respect to specific classes of income cannot exceed the United States federal income taxes otherwise payable with respect to each class of income. Foreign income taxes exceeding the credit limitation for the year of payment or accrual can be carried back for two taxable years and forward for five taxable years, in order to reduce United States federal income taxes, subject to the credit limitations applicable in each of such years. Other restrictions on the foreign tax credit include a prohibition on the use of the credit to reduce liability for the United States corporate alternative minimum taxes by more than 90%.

     The Company has three primary areas of operation with respect to its subsidiaries:

     (a) Investor and its subsidiaries in Hungary
     (b) Israel Tractor in Israel
     (c) Balton CP and its subsidiaries in Nigeria, Ghana,
         Zambia, Tanzania, Kenya and Uganda.


     The Company has five principal business segments:
     (a)      vehicle sales and service
     (b)      export/import and processing/storage of agricultural products
     (c)      the distribution of tractors and other heavy equipment
     (d)      the sale of agricultural, communications and electrical equipment
     (e)      other industries including retail and wholesale consumer
                products and Hungarian corporate.

RESULTS OF OPERATIONS

              The table below sets forth for fiscal quarters ended March 31, 1996 and 1995 certain information with respect to the results of operations of the Company and its principal subsidiaries.



                                                                                       Income (Loss) before
March 31, 1996                                                                         Income Taxes and
Three Months Ended                 Net Sales                     Gross Profit           Minority Interests     Net Income (Loss)
- ------------------                 ---------                     -------------       -----------------------    -----------------
                               Amount        %            Amount            %          Amount         %           Amount       %
                               ------       ---           ------           ---         ------        ---          ------      ---
                           (In thousands)             (In thousands)                (In thousands)            (In thousands)
IIC Industries Inc.              --             --                --         --             93        3.6            90        5.1
(parent company)

Israel Tractors &            22,630           38.0             5,705       40.9          1,453       56.4         1,251       71.3
Equipment Co. (Israel)

Balton CP Group (Africa)      7,296           12.3             2,470       17.7            264       10.2            75        4.3

Investor RT Group            29,572           49.7             5,783       41.4            768       29.8           338       19.3
                             ------           ----             -----       ----            ---      -----         -----      -----
(Hungary)
                            $59,498          100.0           $13,958      100.0         $2,578      100.0        $1,754      100.0
                            =======          =====           =======      =====         ======      =====        ======      =====




                                                                                       Income (Loss) before
March 31, 1995                                                                         Income Taxes and
Three Months Ended                 Net Sales                     Gross Profit           Minority Interests     Net Income (Loss)
- ------------------                 ---------                     -------------       -----------------------    -----------------
                               Amount        %            Amount            %          Amount         %           Amount       %
                               ------       ---           ------           ---         ------        ---          ------      ---
                           (In thousands)             (In thousands)                (In thousands)            (In thousands)
IIC Industries Inc.               --         --             --            --              (60)         (1.1)      (60)        (2.6)
(parent company)

Israel Tractors &             24,571       36.8          6,616          40.2             2,675          50.1     1,755         75.1
Equipment Co. (Israel)

Balton CP Group (Africa)       5,985        9.0          2,530          15.3               991          18.6       319         13.7

Investor RT Group             36,274       54.2          7,330          44.5             1,733          32.4       322         13.8
                              ------       ----          -----          ----             -----         -----     -----        -----
(Hungary)

                             $66,830      100.0        $16,476         100.0            $5,339         100.0    $2,336        100.0
                             =======      =====        =======         =====             =====         =====     =====        =====



CONSOLIDATED RESULTS OF OPERATIONS

     Net Sales. Net Sales on a consolidated basis for the fiscal quarter ended March 31, 1996 decreased by approximately $7.3 million as compared to the comparable period in 1995. This decrease was mainly attributable to a reduction in demand for the Company's products.

     Gross Profit. Gross Profit on a consolidated basis for the fiscal quarter ended March 31, 1996 decreased by approximately $2.5 million or approximately 15%, to approximately $14 million, or approximately 23.5% of Net Sales, from approximately $16.5 million, or approximately 24.7% of Net Sales, in the corresponding period in 1995.

     Operating income. Operating income on a consolidated basis for the first fiscal quarter of 1996 decreased by approximately $2.9 million, or approximately 55%, to approximately $2.3 million, or approximately 3.9% of net sales, from approximately $5.2 million, or approximately 7.7% of Net Sales for the corresponding period in 1995. This decrease was principally due to lower trading activity.

     Interest income. Interest income decreased for the quarter by approximately $679 thousand, or approximately 42%, to approximately $942 thousand due to the investment of its cash by Interag in shares in Danubius Hotel & Spa Rt. (the "Hotel Company" or the "Danubius").

     Interest expense. Interest expense in the quarter decreased by approximately $425,000, or approximately 32%, to approximately $915 thousand due to a reduction in bank loans.

     Income before Income Taxes and Minority Interest. Income before Income Taxes and Minority Interest in the fiscal quarter decreased by approximately $2.8 million, or approximately 52%, to approximately $2.6 million in the quarter (representing approximately 4% of Net Sales for that period) from approximately $5.3 million for the corresponding period in 1995 (representing 7.9% of Net Sales for that period).

     Minority Interests. Minority Interests in the quarter decreased by approximately $787 thousand as a result of lower income.

     Net Income. Net Income for the quarter decreased by $582 thousand (or approximately 25%) to approximately $1.75 million (representing approximately 2.9% of Net Sales for that period) from approximately $2.34 million for the corresponding period in 1995 (representing approximately 3.5% of Net Sales for that period).

     The table below sets forth for the three months ended March 31, 1996 and 1995 certain information with respect to the results of operations of the Company and its five principal business segments.



                                   Three Months Ended March 31, 1996                            Three Months Ended March 31, 1995
                                                            Income (Loss) before                              Income (Loss) before
                                                              Income Taxes and                                  Income Taxes and
                                     Net Sales               Minority Interest          Net Sales               Minority Interest
                                     ---------           ----------------------         ---------            ----------------------
                                   Amount         %           Amount          %    Amount            %        Amount            %
                                (In thousands)            (In thousands)         (In thousands)           (In thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
- -
Vehicle sales and distribution       $ 2,238        3.8          83         3.2      $ 2,561          3.8        $76           1.4
(Investor)
Export and import of                  26,366       44.3         736        28.6       30,907         46.2      1,705          31.9
   agricultural products
    (Investor)
Other Industries (Investor)              968        1.6          42         1.6        2,806          4.2       (108)         (2.0)

Tractors and heavy equipment          22,630       38.0       1,453        56.4       24,571         36.8      2,675          50.1
(Israel Tractor)
Agricultural, communications and       7,296       12.3         264        10.2        5,985          9.0        991          18.6
   electrical equipment (Balton CP)
                                   --------       -----     -------        ----      -------        -----      ------        -----
                                    $59,498       100.0      $2,578       100.0      $66,830        100.0     $5,339         100.0
                                   ========       =====      ======       =====      =======        =====     ======         =====




     INVESTOR

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary. General economic difficulties have contributed to a recession in Hungary, which has had a negative effect on Investor's business. Despite such conditions, because of management's actions in reducing overhead costs and closing unprofitable operations, Investor has remained profitable in this quarter.

     Vehicle Sales and Service Segment

     _ Net Sales for the three months ended March 31, 1996 decreased by approximately $323 thousand, or approximately 13%, as compared to the corresponding period in 1995.

     _ There was a Profit before Minority Interests and Income Taxes for the three months ended March 31, 1996 of $83,000 as compared to a profit of $76,000 in the corresponding period in 1995.

     The decrease in Net Sales and the increase in Income before Income Taxes and Minority Interests was primarily due to the rationalization of the business and the closure of unprofitable operations.

Export/Import and Processing/Storage of Agricultural Products Segment

_ Net Sales for the three months ended March 31, 1996 decreased by approximately $4.5 million, or approximately 15%, as compared to the corresponding period in 1995. The decrease in Net Sales was primarily due to the withdrawal of export licenses on certain cereals by the Hungarian government.

_ Income before Income Taxes and Minority Interest for the three months ended March 31, 1996 decreased by approximately $1 million or approximately 57% as compared to the corresponding period in 1995 as a result of lower trading activity at Agrimpex.


Other Industries

_ Net Sales for the quarter ended March 31, 1996 decreased by approximately $1.8 million, or approximately 65.5%, as compared to the corresponding period in 1995.

_ There was a Profit before Income Taxes and Minority Interest of approximately $42,000 for the three months ended March 31, 1996, compared to a loss of approximately $108,000 for the three months ended March 31, 1995.


     ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

_ Net Sales for the three months ended March 31, 1996 decreased by approximately $1.9 million or approximately 7.9% as compared to the corresponding period in 1995, due to a reduction in demand for the Company's products.

_ Income before Income Taxes and Minority Interest for the three months ended March 31, 1996 decreased by approximately $1.2 million, or approximately 45.7% as compared to the corresponding period in 1995 as a result of lower trading activity.


     BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT SEGMENT

_ Net Sales for the three months ended March 31, 1996 increased by approximately $1.3 million, or approximately 22%, as compared to the corresponding period in 1995. This was due to increased demand for the Company's products.

_ Income before Income Taxes and Minority Interests for the three months ended March 31, 1996 decreased by approximately $727,000, or approximately 73.3% as compared to the corresponding period in 1995. This decrease was due to lower profit margins.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1996. At March 31, 1996, IIC Industries Inc., the parent company (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $36.5 million, including cash and cash equivalents of $9.6 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At March 31, 1996, Investor and Israel Tractor had outstanding short-term indebtedness of approximately $6.6 million and $3 million, respectively.

     At March 31, 1996, Investor and Israel Tractor had unused lines of short-term credit of $21 million.

     A significant part of the Company's cash holdings were held within the Investor Group in Hungary (approximately $7.5 million at March 31, 1996). Due to the weakness of the Hungarian currency and the current low rates of return on dollar deposits, the Company sought other investments. From February 22, 1995 to date, approximately 2.87 billion HUF (approximately $25 million at exchange rates at time of purchase) was spent for the purchase of a 34.5% interest in Danubius Hotel. To date, the Company's effective interest is approximately 27%.

During the first quarter of 1996, Investor and Israel Tractor made capital expenditures of $904,000 and $722,000, respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds.

At March 31, 1996 the Company had no significant capital commitments.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 1995 and during the first quarter of 1996, and therefore did not significantly affect operations in that country. Furthermore, there was virtually no devaluation of the Israeli shekel against the U.S. Dollar in 1995.

     Significant rates of inflation persisted in the African countries where Balton CP operates, triggering significant devaluations of local currencies.

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 21, 1996
                                             IIC INDUSTRIES, INC.



                                             By: /s/ Fortunee F. Cohen
                                                 ---------------------
                                                 Fortunee F. Cohen, Secretary