Form 10-Q
period 1996-06-30
IIC INDUSTRIES INC
filed 1996-08-14
CIK 52741

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                              ------------------
                                   FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                        Commission file number: 811-854

                             IIC Industries, Inc.
- --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                                          13-567594
- ----------------------------------------                  ----------------------
    (STATE OF OTHER JURISDICTION OF                         (IRS IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                                NUMBER)

  420 Lexington Avenue; New York, N.Y.                              10170
- ----------------------------------------                  ----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 297-6132


              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes x    No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,423,368 shares of common stock outstanding at July 31, 1996.

                             FINANCIAL INFORMATION



  FINANCIAL STATEMENTS


                                                                Page

              Consolidated Balance Sheets
              at June 30, 1996
              and December 31, 1995                               3

              Consolidated Statements of Income
              for the Six Months Ended
              June 30, 1996 and June 30, 1995                     5

              Consolidated Statements of Income
              for the Three Months Ended
              June 30, 1996 and June 30, 1995                     6

              Consolidated Statement of Cash Flows
              for the Six Months Ended
              June 30,1996 and June 30, 1995                      7

              Notes to Consolidated Financial
              Statements                                          8

                                 IIC Industries, Inc. and Subsidiaries

                                      CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)
                             (dollar amounts in thousands, except share data)





                                                                                        JUNE 30,             December 31,
                                     ASSETS                                               1996                   1995
                                                                                       -----------           -----------

CURRENT ASSETS
    Cash and cash equivalents                                                             $23,662             $  19,414
    Accounts receivable, net                                                               38,776                34,202
    Advances to subcontractors                                                              1,662                 1,336
    Inventories (Note C)                                                                   39,646                45,004
    Other current assets                                                                    5,189                10,609
                                                                                         --------              --------

         Total current assets                                                             108,935               110,565

RESTRICTED CASH                                                                             4,542                 5,719

PROPERTY AND EQUIPMENT, NET                                                                31,140                28,418

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                                  28,378                27,052

OTHER INVESTMENTS                                                                             995                 1,367

OTHER ASSETS                                                                                2,854                 2,328
                                                                                         --------              --------

                                                                                         $176,844              $175,449
                                                                                         ========              ========





The accompanying notes are an integral part of these statements.

                                   IIC Industries, Inc. and Subsidiaries

                                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                (UNAUDITED)
                              (dollar amounts in thousands, except share data)



                                                                                          JUNE 30,           December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                                  1996                 1995
                                                                                          --------           ------------
CURRENT LIABILITIES
    Accounts payable                                                                       $27,073            $  18,316
    Bank loans                                                                               6,993               16,919
    Current maturities of long-term debt                                                        25                  127
    Accrued expenses and other payables                                                     12,911               16,729
    Advances from customers                                                                 12,145                9,058
                                                                                           --------           ---------

         Total current liabilities                                                          59,147               61,149

LONG-TERM DEBT, less current portion                                                         2,563                2,528

DUE TO AFFILIATES                                                                            1,715                1,542

OTHER LIABILITIES AND DEFERRED
    CREDITS                                                                                  5,797                5,760

MINORITY INTEREST IN SUBSIDIARIES                                                           22,468               22,171
                                                                                           -------             --------

                                                                                            91,690               93,150

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value per share;
       authorized 1,800,000 shares; issued
       1,585,806 shares                                                                      1,586                1,586
    Additional paid-in capital                                                              22,941               22,941
    Retained earnings                                                                       85,474               79,342
    Foreign translation adjustment                                                         (22,122)             (18,845)
    Less treasury stock - at cost (162,438 shares)                                          (2,725)              (2,725)
                                                                                          --------             --------

                                                                                            85,154               82,299
                                                                                          --------             --------

                                                                                          $176,844             $175,449
                                                                                          ========             ========


The accompanying notes are an integral part of these statements.

                                    IIC Industries, Inc. and Subsidiaries

                                      CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)
                               (dollar amounts in thousands, except share data)




                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                        -------------------------
                                                                                        1996                1995
                                                                                        ----                ----
Net sales                                                                             $127,210             $138,199
Cost of sales                                                                           97,080              105,074
                                                                                      --------             --------

         Gross profit                                                                   30,130               33,125

Selling, general and administrative expenses                                            22,846               24,388
                                                                                      --------             --------

         Operating income                                                                7,284                8,737
                                                                                      --------             --------

Other income (expenses)
    Interest income                                                                      1,530                2,776
    Dividend income                                                                          8                  102
    Equity in earnings  of affiliates                                                    2,528                1,340
    Foreign currency loss (Note B)                                                        (129)                (374)
    Gain on sale of noncurrent assets, net                                                 237                  830
    Interest expense                                                                    (1,565)              (2,052)
    Other, net                                                                             421                  361
                                                                                      --------             --------

         Income before income taxes and
             minority interest                                                          10,314               11,720

Income taxes                                                                            (1,625)              (4,427)
                                                                                      --------             --------

         Income before minority interest                                                 8,689                7,293

Minority Interest                                                                       (2,557)              (2,327)
                                                                                      --------             --------

         NET INCOME                                                                    $ 6,132               $4,966
                                                                                       =======               ======

Net income per common share                                                             $ 4.31                $3.49
                                                                                        ======                =====

Weighted average number of common shares outstanding                                 1,423,368            1,423,368
                                                                                     =========            =========



The accompanying notes are an integral part of these statements.

                                   IIC Industries, Inc. and Subsidiaries

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)
                              (dollar amounts in thousands, except share data)



                                                                                        THREE MONTHS ENDED JUNE 30,
                                                                                        ---------------------------
                                                                                         1996                 1995
                                                                                         ----                 ----

Net sales                                                                              $67,712              $71,369
Cost of sales                                                                           51,540               54,720
                                                                                       -------              -------

         Gross profit                                                                   16,172               16,649

Selling, general and administrative expenses                                            11,264               13,070
                                                                                       -------              -------

         Operating income                                                                4,908                3,579
                                                                                       -------              -------

Other income (expenses)
    Interest income                                                                        587                1,155
    Dividend income                                                                          5                   91
    Equity in earnings  of affiliates                                                    2,100                1,374
    Foreign currency gain  (Note B)                                                        279                  146
    Gain on sale of noncurrent assets, net                                                 165                  815
    Interest expense                                                                      (593)                (712)
    Other, net                                                                             270                  (67)
                                                                                      --------              -------

         Income before income taxes and
             minority interest                                                           7,721                6,381

Income taxes                                                                            (1,114)              (2,524)
                                                                                      --------              -------

         Income before minority interest                                                 6,607                3,857

Minority Interest                                                                       (2,229)              (1,227)
                                                                                      --------              -------

         NET INCOME                                                                    $ 4,378               $2,630
                                                                                       =======               ======

Net income per common share                                                             $ 3.08                $1.85
                                                                                        ======                =====

Weighted average number of common shares outstanding                                 1,423,368            1,423,368
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

                                      IIC Industries, Inc. and Subsidiaries


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                          (dollar amounts in thousands)





                                                                                    SIX MONTHS  ENDED  JUNE 30,
                                                                                    ---------------------------
                                                                                    1996                  1995
                                                                                    ----                  ----


Net cash provided by operating activities                                         $18,467               $11,172
                                                                                  -------               -------

Cash flows from investing activities
    Purchase of subsidiary shares, net of cash acquired                                                    (753)
    Purchase of property and equipment                                             (3,775)               (2,112)
    Purchase of investments                                                        (3,197)              (20,770)
    Purchase of other assets                                                         (284)                 (410)
    Proceeds on disposal of property and equipment                                    397                 1,142
    Proceeds on disposal of investments                                                37                 1,137
    Restricted cash                                                                 1,177                 3,027
                                                                                  -------              --------

         Net cash used in investing activities                                     (5,645)              (18,739)
                                                                                  -------              --------

Cash flows from financing activities
    Issuance of long-term debt                                                        403                   196
    Payments on long-term debt                                                        128
    Net payments of short-term bank loans                                          (8,691)              (14,310)
                                                                                  -------
    Dividends paid to minority interests of subsidiaries                                                   (203)
                                                                                                       --------
         Net cash used in financing activities                                     (8,160)              (14,317)

Effect of exchange rate on cash                                                      (414)               (1,419)
                                                                                  -------              --------
         Net increase (decrease) in cash and cash equivalents
           during the period                                                        4,248               (23,303)
Cash and cash equivalents at beginning of period                                   19,414                49,166
                                                                                  -------               -------
Cash and cash equivalents at end of period                                        $23,662              $ 25,863
                                                                                  =======              ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                                   $ 1,361              $  2,128
       Income taxes                                                                 1,632                 3,354




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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995 and the results of operations and cash flows for the six months ended June 30, 1996 and June 30, 1995.


NOTE B - FOREIGN CURRENCY EXCHANGE

     Investor Rt ("Investor"), a majority-owned subsidiary, uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at balance sheet exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders' equity.

     The Israel Tractors and Equipment Company Limited ("Israel Tractor"), a wholly-owned subsidiary, uses the US dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted, or to which it is linked. Balton C.P. Limited ("Balton"), a majority-owned subsidiary, uses the US dollar as the functional currency, since the African subsidiaries operate in hyperinflationary economies. These subsidiaries translate nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Adjustments resulting from the translation of these entities are included in results of operations.

     Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                     IIC Industries, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



NOTE C - INVENTORIES

     Inventories are as follows:

                                               JUNE 30,        December 31,
                                                 1996              1995
                                               -------         -----------
          Raw materials                        $4,204            $12,432
          Work-in-progress                        593              1,174
          Finished goods                       34,849             31,398
                                              -------            -------

                                              $39,646            $45,004
                                              =======            =======


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

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $2.5 million.


NOTE E - INVESTMENT IN AFFILIATE

     In February 1995, Interag Rt. purchased approximately 18 % of the share capital of Danubius Rt. ("Danubius"), a company publicly quoted in Hungary. Danubius owns a number of hotels in Hungary and specializes in spa facilities. By March 31, 1996, Interag Rt. and the Company had purchased an additional 11% and 5.5% , respectively, of Danubius' share capital. At June 30, 1996, the Company's effective ownership percentage was approximately 27% at a cumulative cost of approximately $25 million.

                     IIC Industries, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)





NOTE E (CONTINUED)

     Accordingly, the Company accounted for this investment under the equity method at June 30, 1996. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess (approximately $8.5 million) of the fair value of the net assets acquired over the cost was used to reduce the value of the fixed assets acquired.


     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:


                                        JUNE 30, 1996
                                        -------------

         Current assets                  $  22,047
         Noncurrent assets                 126,478
         Current liabilities                12,941
         Noncurrent liabilities             11,048
         Stockholders' equity              124,536




                                      SIX MONTHS ENDED
                                       JUNE 30, 1996
                                       -------------


         Sales                             32,045
         Operating income                   7,517
         Net income                         7,227

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

     Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1995, the income from the Company's Hungarian and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency which is not freely convertible and which floats against a basket of two currencies (the U.S. Dollar and the European Currency Unit) underwent devaluations against the U.S. Dollar at the rate of 20% during 1995. Since the beginning of 1996, the Hungarian currency has been further devalued by approximately 10% against the U.S. Dollar. Since the functional currency for Investor is the Hungarian Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. See Notes A(8) and P of Notes to Registrant's Consolidated Financial Statements on Form 10-K for the year ended December 31, 1995.

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

RESULTS OF OPERATIONS

              The table below sets forth for the six months ended June 30, 1996 and 1995 certain information with respect to the results of operations of the Company and its principal subsidiaries.


Six Months Ended          Net Sales              Gross Profit          Income (Loss)      Net Income (Loss)
- ----------------          ---------              ------------          before Income      -----------------
June 30, 1996                                                            Taxes and
- -------------                                                        Minority Interests
                                                                     ------------------

                       Amount         %         Amount         %       Amount      %        Amount       %
                       ------         -         ------         -       ------      -        ------       -

                   (In thousands)           (In thousands)           (In                     (In
                                                                     thousands)           thousands)

IIC Industries Inc.       --         --            --         --         406      3.9         400       6.5
(parent company)

Israel Tractors &     42,853       33.7        11,645       38.6       2,818     27.3       2,319      37.8
Equipment Co.
(Israel)

Balton CP Group       23,045       18.1         6,375       21.2       2,437     23.6         868      14.2
(Africa)

Investor RT           61,312       48.2        12,110       40.2       4,653     45.2       2,545      41.5
Group (Hungary)     --------      -----       -------      -----     -------    -----      ------     -----

                    $127,210      100.0       $30,130      100.0     $10,314    100.0      $6,132     100.0
                    ========      =====       =======      =====     =======    =====      ======     =====

Six Months Ended          Net Sales              Gross Profit          Income (Loss)      Net Income (Loss)
- ----------------          ---------              ------------         before Minority     -----------------
June 30, 1995                                                          Interests and
- -------------                                                           Income Taxes
                                                                        ------------
                       Amount         %         Amount         %       Amount      %        Amount       %
                       ------         -         ------         -       ------      -        ------       -

                   (In thousands)           (In thousands)           (In                     (In
                                                                     thousands)           thousands)

IIC Industries            --         --             --         --       (41)     (0.3)       (275)     (5.5)
Inc.
(parent company)

Israel Tractors &     50,046       36.2         13,295       40.1     4,433      37.8       2,915      58.7
Equipment Co.
(Israel)

Balton CP Group       20,271       14.7          6,648       20.1     2,788      23.8         828      16.7
(Africa)

Investor RT           67,882       49.1         13,182       39.8     4,540      38.7       1,498      30.1
                      ------       ----         ------       ----     -----      ----       -----      ----
Group (Hungary)

                    $138,199      100.0        $33,125      100.0   $11,720     100.0      $4,966     100.0
                    ========      =====        =======      =====   =======     =====      ======     =====

CONSOLIDATED RESULTS OF OPERATIONS

     Net Sales. Net Sales on a consolidated basis for the half year ended June 30, 1996 decreased by approximately $11 million as compared to the comparable period in 1995. This decrease was mainly attributable to a reduction in demand for the Company's products.

     Gross Profit. Gross Profit on a consolidated basis for the half year ended June 30, 1996 decreased by approximately $3 million or approximately 9%, to approximately $30 million, or approximately 23.7% of Net Sales, from approximately $33.1 million, or approximately 24% of Net Sales, in the corresponding period in 1995.

     Operating income. Operating income on a consolidated basis for the half year ended June 30, 1996 decreased by approximately $1.46 million, or approximately 17%, to approximately $7.28 million, or approximately 5.7% of net sales, from approximately $8.74 million, or approximately 6.37% of Net Sales for the corresponding period in 1995. This decrease was principally due to the reduction in Gross Profit.

     Interest income. Interest income decreased for the half year by approximately $1.2 million, or approximately 43%, to approximately $1.53 million due to the investment of its cash by Interag in shares in Danubius Hotel & Spa Rt. (the "Hotel Company" or the "Danubius").

     Interest expense. Interest expense for the half year decreased by approximately $487,000, or approximately 24%, to approximately $1.57 million due to a reduction in bank loans.

     Income before Income Taxes and Minority Interest. Income before Income Taxes and Minority Interest in the first six months decreased by approximately $1.4 million, or approximately 12 %, to approximately $10.3 million in the first six months (representing approximately 8% of Net Sales for that period) from approximately $11.7 million for the corresponding period in 1995 (representing 8.5% of Net Sales for that period).

     Minority Interests. Minority Interests in the half year increased by approximately $200,000 as a result of higher income.

     Net Income. Net Income for the half year increased by approximately $1.17 million (or approximately 23%) to approximately $6.13 million (representing approximately 4.8% of Net Sales for that period) from approximately $4.97 million for the corresponding period in 1995 (representing approximately 3.6% of Net Sales for that period).

     The table below sets forth for the six months ended June 30, 1996 and 1995 certain information with respect to the results of operations of the Company and its five principal business segments.


                            Six Months Ended June 30, 1996                     Six Months Ended June 30, 1995
                            ------------------------------                     ------------------------------
                                                   Income before                                   Income before
                                                 Income Taxes and                                 Income Taxes and
                               Net Sales         Minority Interest          Net Sales            Minority Interest
                               ---------         -----------------          ---------            -----------------
                            Amount       %        Amount        %      Amount         %          Amount          %
                          (In                       (In               (In                          (In
                          thousands)            thousands)            thousands)               thousands)
- -----------------------------------------------------------------------------------------------------------------------
Vehicle sales and        $ 4,919       3.9     $   150         1.5     $  5,278        3.8        $    94        0.8
distribution (Investor)
Export and import of      54,724      43.0       3,034        29.4       55,957       40.5          2,890       24.7
agricultural products
(Investor)
Other Industries           1,669       1.3       1,875        18.2        6,647        4.8          1,515       12.9
(Investor)

Tractors and heavy        42,853      33.7       2,818        27.3       50,046       36.2          4,433       37.8
equipment
(Israel Tractor)
Agricultural,             23,045      18.1       2,437        23.6       20,271       14.7          2,788       23.8
communications and
electrical equipment
(Balton CP)
                        --------     -----     -------       -----     --------      -----        -------       -----
                        $127,210     100.0     $10,314       100.0     $138,199      100.0        $11,720       100.0
                        ========     =====     =======       =====     ========      =====        =======       =====


        INVESTOR
        --------

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary. General economic difficulties have contributed to a recession in Hungary, which has had a negative effect on Investor's business. Despite such conditions, because of management's actions in reducing overhead costs and closing unprofitable operations, Investor has remained profitable for the first six months of 1996.

     Vehicle Sales and Service Segment

     o Net Sales for the six months ended June 30, 1996 decreased by approximately $359,000, or approximately 7%, as compared to the corresponding period in 1995.

     o There was a Profit before Minority Interests and Income Taxes for the six months ended June 30, 1996 of $150,000 as compared to a profit of $94,000 in the corresponding period in 1995.

     The decrease in Net Sales and the increase in Income before Income Taxes and Minority Interests was primarily due to the rationalization of the business and the closure of unprofitable operations.

     Export/Import and Processing/Storage of Agricultural Products Segment

     o Net Sales for the six months ended June 30, 1996 decreased by approximately $1.2 million, or approximately 2.2%, as compared to the corresponding period in 1995. The decrease in Net Sales was primarily due to the withdrawal of export licenses on certain cereals by the Hungarian government.

     o Income before Income Taxes and Minority Interest for the six months ended June 30, 1996 increased by approximately $144,000 or approximately 5% as compared to the corresponding period in 1995 as a result of increased income in the milling companies.


     Other Industries

     o Net Sales for the six months ended June 30, 1996 decreased by approximately $5 million, or approximately 75%, as compared to the corresponding period in 1995 due to the disposal of lossmaking businesses.

     o There was a Profit before Income Taxes and Minority Interest of approximately $1.87 million for the six months ended June 30, 1996, compared to a profit of approximately $1.51 million for the six months ended June 30, 1995 as a result of the increased equity in earnings in Danubius.

         ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

     o Net Sales for the six months ended June 30, 1996 decreased by approximately $7.2 million or approximately 14.4% as compared to the corresponding period in 1995, due to a reduction in demand for the Company's products.

     o Income before Income Taxes and Minority Interest for the six months ended June 30, 1996 decreased by approximately $1.6 million, or approximately 36.4% as compared to the corresponding period in 1995 as a result of lower trading activity.

         BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL
         EQUIPMENT SEGMENT

     o Net Sales for the six months ended June 30, 1996 increased by approximately $2.8 million, or approximately 14%, as compared to the corresponding period in 1995. This was due to the consolidation of Dizengoff W.A.Nigeria Limited ("Dizengoff"), which was previously accounted for under the equity method. At April 15, 1996, Balton CP increased its equity ownership from 51.7% to 88.3% at a cost of approximately $770,000.

     o Income before Income Taxes and Minority Interests for the six months ended June 30, 1996 decreased by approximately $351,000 , or approximately 13 % as compared to the corresponding period in 1995. This decrease was due to lower profits at one of the African branches.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1996. At June 30, 1996, IIC Industries Inc., the parent company (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $36.9 million, including cash and cash equivalents of $9.7 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At June 30, 1996, Investor, Israel Tractor, and Balton had outstanding short-term indebtedness of approximately $5.3 million, $640,000 amd $1 million, respectively.

     At June 30, 1996, Investor and Israel Tractor had unused lines of short-term credit of $52 million.

     A significant part of the Company's cash holdings were held within the Investor Group in Hungary (approximately $7.4 million at June 30, 1996). Due to the weakness of the Hungarian currency and the current low rates of return on dollar deposits, the Company sought other investments. From February 22, 1995 to date, approximately 2.87 billion HUF (approximately $25 million at exchange rates at time of purchase) was spent for the purchase of a 34.5% interest in Danubius Hotel. To date, the Company's effective interest is approximately 27%.

During the first half of 1996, Investor and Israel Tractor made capital expenditures of $2,323,000 and $1,017,000 , respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds.

     At June 30, 1996, the Company had no significant capital commitments.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.
     Inflation in Israel was moderate in 1995 and during the first half of 1996, and therefore did not significantly affect operations in that country. Furthermore, there was virtually no devaluation of the Israeli shekel against the U.S. Dollar in 1995 or for the first half of 1996.

     Significant rates of inflation persisted in the African countries where Balton CP operates, triggering significant devaluations of local currencies.

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the period covered by this report.


EXHIBIT NO.       DESCRIPTION
- -----------       -----------

   27             Financial Data Schedule

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 13, 1996
                                                IIC INDUSTRIES, INC.



                                                By: /s/ Fortunee F. Cohen
                                                   -----------------------
                                                   Fortunee F. Cohen, Secretary