Form 10-Q/A
period 1996-03-31
IIC INDUSTRIES INC
filed 1996-08-22
CIK 52741

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                              ------------------

                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                        Commission file number: 811-854

                             IIC Industries, Inc.
- ------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                  13-567594
- ------------------------------------------     -------------------------------
(State of Other Jurisdiction of                 (IRS Identification
 Incorporation or Organization)                        Number)

  420 Lexington Avenue; New York, N.Y.                  10170
- ------------------------------------------     -------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code: (212) 297-6132

- ------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes [X]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,423,368 shares of common stock outstanding at April 30, 1996.

The purpose of this amendment is to provide the financial data schedule.

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed during the period covered by this report.


Exhibit No.       Description
- ------------      -------------
    27            Financial Data Schedule

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 22, 1996
                                      IIC INDUSTRIES, INC.



                                      By: /s/ Fortunee F. Cohen
                                          ------------------------------
                                           Fortunee F. Cohen, Secretary