Form 10-Q
period 1996-09-30
IIC INDUSTRIES INC
filed 1996-11-14
CIK 52741

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                              ------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                        Commission file number: 811-854

                             IIC Industries, Inc.
------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                                13-567594
-------------------------------------------     --------------------------
     (STATE OF OTHER JURISDICTION OF              (IRS IDENTIFICATION
      INCORPORATION OR ORGANIZATION)                     NUMBER)

   420 Lexington Avenue; New York, N.Y.                   10170
-------------------------------------------     --------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 297-6132
------------------------------------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,423,368 shares of common stock outstanding at October 31, 1996.

                             FINANCIAL INFORMATION



FINANCIAL STATEMENTS


                                                                Page

     Consolidated Balance Sheets
     at September 30, 1996
     and December 31, 1995                                        3

     Consolidated Statements of Income
     for the Nine Months Ended
     September 30, 1996 and September 30, 1995                    5

     Consolidated Statements of Income
     for the Three Months Ended
     September 30, 1996 and September 30, 1995                    6

     Consolidated Statements of Cash Flows
     for the Nine Months Ended
     September 30, 1996 and September 30, 1995                    7

     Notes to Consolidated Financial
     Statements                                                   8

                     IIC Industries, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (dollar amounts in thousands, except share data)




                                                 SEPTEMBER 30,    December 31,
                              ASSETS                 1996            1995
                                                 -------------    ------------


CURRENT ASSETS
   Cash and cash equivalents                       $ 23,716      $ 19,414
   Accounts receivable, net                          35,952        34,202
   Advances to subcontractors                         1,585         1,336
   Inventories (Note C)                              61,807        45,004
   Other current assets                               5,982        10,609
                                                   --------      --------

        Total current assets                        129,042       110,565

RESTRICTED CASH                                       4,141         5,719

PROPERTY AND EQUIPMENT, NET                          31,859        28,418

INVESTMENTS IN AND ADVANCES TO AFFILIATES            29,780        27,052

OTHER INVESTMENTS                                       876         1,367

OTHER ASSETS                                            887         2,328
                                                   --------      --------

                                                   $196,585      $175,449
                                                   ========      ========











       The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)
               (dollar amounts in thousands, except share data)





                                                    SEPTEMBER 30,  December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY                   1996           1995
                                                    -------------  ------------



CURRENT LIABILITIES
   Accounts payable                                   $  31,263    $  18,316
   Bank loans                                            20,987       16,919
   Current maturities of long-term debt                      24          127
   Accrued expenses and other payables                   12,020       16,729
   Advances from customers                               11,000        9,058
                                                       ---------    --------

        Total current liabilities                        75,294       61,149

LONG-TERM DEBT, less current portion                      2,490        2,528

DUE TO AFFILIATES                                         1,498        1,542

OTHER LIABILITIES AND DEFERRED
   CREDITS                                                5,707        5,760

MINORITY INTEREST IN SUBSIDIARIES                        23,834       22,171
                                                       ---------    --------

                                                        108,823       93,150

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value per share;
      authorized 1,800,000 shares; issued
      1,585,806 shares                                    1,586        1,586
   Additional paid-in capital                            22,941       22,941
   Retained earnings                                     89,118       79,342
   Foreign translation adjustment                       (23,158)     (18,845)
   Less treasury stock - at cost (162,438 shares)        (2,725)      (2,725)
                                                       ---------    --------

                                                         87,762       82,299
                                                       ---------    --------

                                                      $ 196,585    $ 175,449
                                                       =========    ========


The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (dollar amounts in thousands, except share data)


                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------

                                                      1996            1995
                                                      ----            ----


Net Sales                                         $  196,971     $   209,486
Cost of sales                                        149,006         161,442
                                                   ---------       ---------
   Gross Profit                                       47,965          48,044

Selling, General And Administrative Expenses          37,007          37,320
                                                   ---------       ---------

   Operating Income                                   10,958          10,724
                                                   ---------       ---------

Other Income (Expenses)
 Interest income                                       2,413           3,712
 Dividend income                                          14             158
 Equity in earnings  of affiliates                     4,669           2,358
 Foreign currency (loss) gain (Note B)                  (152)             71
 Gain on sale of noncurrent assets, net                  186           1,401
 Interest expense                                     (2,655)         (3,044)
 Other, net                                              716             581
                                                   ---------       ---------

   Income before income taxes and
     minority interest                                16,149          15,961

Income taxes                                          (2,556)         (5,117)
                                                   ---------       ---------

   Income before minority interest                    13,593          10,844

Minority Interest                                     (3,817)         (2,908)
                                                   ---------       ---------

   NET INCOME                                     $    9,776     $     7,936
                                                   =========       =========

Net income per common share                       $     6.87     $      5.58
                                                   =========       =========

Weighted average number of common
     shares outstanding                            1,423,368       1,423,368
                                                   =========       =========





The accompanying notes are an integral part of these statements.

                     IIC INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (dollar amounts in thousands, except share data)



                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------

                                                      1996            1995
                                                      ----            ----


Net sales                                        $   69,761    $   71,287
Cost of sales                                        51,926        56,368
                                                  ---------     ---------

   Gross profit                                      17,835        14,919

Selling, general and administrative expenses         14,161        12,932
                                                  ---------     ---------

   Operating income                                   3,674         1,987
                                                  ---------     ---------

Other income (expenses)
 Interest income                                        884           936
 Dividend income                                          6            56
 Equity in earnings  of affiliates                    2,141         1,018
 Foreign currency (loss) gain (Note B)                  (23)          445
 Gain (Loss) on sale of noncurrent assets, net          (51)          571
 Interest expense                                    (1,113)         (992)
 Other, net                                             318           220
                                                  ---------     ---------
   Income before income taxes and
     minority interest                                5,836         4,241

Income taxes                                           (932)         (690)
                                                  ---------     ---------
   Income before minority interest                    4,904         3,551

Minority Interest                                    (1,260)         (581)
                                                  ---------     ---------

   NET INCOME                                    $    3,644    $    2,970
                                                  =========     =========

Net income per common share                      $     2.56    $     2.09
                                                  =========     =========

Weighted average number of
     common shares outstanding                    1,423,368     1,423,368
                                                  =========     =========




The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         (dollar amounts in thousands)






                                              NINE MONTHS  ENDED  SEPTEMBER 30,
                                              ---------------------------------
                                                          1996         1995
                                                          ----         ----



Net cash provided by operating activities               $  6,366    $  5,041
                                                        --------    --------

Cash flows from investing activities
 Purchase of subsidiary shares, net of cash acquired                  (7,953)
 Purchase of property and equipment                       (5,553)     (4,202)
 Purchase of investments                                  (3,287)    (21,032)
 Purchase of other assets                                     (4)     (1,487)
 Proceeds on disposal of property and equipment              807       2,297
 Proceeds on disposal of investments                         214       2,151
 Change in restricted cash                                 1,578       3,066
                                                        --------    --------

      Net cash used in investing activities               (6,245)    (27,160)
                                                        --------    --------

Cash flows from financing activities
 Payments to acquire share capital of subsidiary            (192)
 Issuance of long-term debt                                            2,338
 Payments of long-term debt                                 (141)
 Net  receipts of short-term bank loans                    5,383       3,028
                                                        --------
 Dividends paid to minority interests of subsidiaries                   (201)
                                                                    --------
      Net cash  provided by financing activities           5,050       5,165


Effect of exchange rate on cash                             (869)     (2,519)
                                                        --------    --------
      Net increase (decrease) in cash and cash
       equivalents during the period                       4,302     (19,473)
Cash and cash equivalents at beginning of period          19,414      40,564
                                                        --------    --------
Cash and cash equivalents at end of period              $ 23,716    $ 21,091
                                                        ========    ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Interest                                             $  2,526    $  3,057
   Income taxes                                            2,960       4,734



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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995 and the results of operations and cash flows for the nine months ended September 30, 1996 and September 30, 1995.


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

                     IIC Industries, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



NOTE C - INVENTORIES

    Inventories are as follows:


                                         SEPTEMBER 30,           December 31,
                                             1996                      1995
                                             ----                      ----
Raw materials                             $22,611                    $12,432
Work-in-progress                              973                      1,174
Finished goods                             38,223                     31,398
                                          -------                    -------

                                          $61,807                    $45,004
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

     Balton has given guarantees to third parties in the amount of approximately $1,250,000.

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $2.5 million.


NOTE E - INVESTMENT IN AFFILIATE

     In February 1995, Interag Rt. purchased approximately 18 % of the share capital of Danubius Rt. ("Danubius"), a company publicly quoted in Hungary. Danubius owns a number of hotels in Hungary and specializes in spa facilities. By March 31, 1996, Interag Rt. and the Company had purchased an additional 11% and 5.5% , respectively, of Danubius' share capital. At September 30, 1996, the Company's effective ownership percentage was approximately 27% at a cumulative cost of approximately $25 million.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)





NOTE E (CONTINUED)

     Accordingly, the Company accounted for this investment under the equity method at September 30, 1996. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess (approximately $8.5 million) of the fair value of the net assets acquired over the cost was used to reduce the value of the fixed assets acquired.


     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:


                                                            SEPTEMBER 30, 1996
                                                            ------------------


        Current assets                                            $  27,797
        Noncurrent assets                                           123,024
        Current liabilities                                          12,426
        Noncurrent liabilities                                       11,128
        Stockholders' equity                                        127,267




                                                            NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1996
                                                           ------------------


        Sales                                                       51,655
        Operating income                                            13,963
        Net income                                                  12,539

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

     Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1995, the income from the Company's Hungarian and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency which is not freely convertible and which floats against a basket of two currencies (the U.S. Dollar and the European Currency Unit) underwent devaluations against the U.S. Dollar at the rate of 20% during 1995. Since the beginning of 1996, the Hungarian currency has been further devalued by approximately 14% against the U.S. Dollar. Since the functional currency for Investor is the Hungarian Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. See Notes A(8) and P of Notes to Registrant's Consolidated Financial Statements on Form 10-K for the year ended December 31, 1995.

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

RESULTS OF OPERATIONS

     The table below sets forth for the nine months ended September 30, 1996 and 1995 certain information with respect to the results of operations of the Company and its principal subsidiaries.


Nine Months Ended             Net Sales                   Gross Profit         Income (Loss) before       Net Income (Loss)
-----------------             ---------                   ------------         Income Taxes and           ------------------
September 30, 1996                                                             Minority Interests
------------------                                                             ------------------
                                Amount          %         Amount        %        Amount           %          Amount            %
                                ------         ---        ------      ---        ------         ---          ------         ---
                            (In thousands)              (In thousands)          (In thousands)             (In thousands)
IIC Industries Inc.                 --          --            --          --     $    991         6.1        $    983        10.1
(parent company)
Israel Tractors &             $ 63,315        32.1      $ 18,060        37.7        4,447        27.5           3,454        35.3
Equipment Co. (Israel)
Balton CP Group (Africa)        31,925        16.2         9,846        20.5        3,345        20.7           1,200        12.3
Investor RT Group (Hungary)    101,731        51.7        20,059        41.8        7,366        45.7           4,139        42.3
                              --------       -----      --------       -----      --------      -----        --------       -----
                              $196,971       100.0      $ 47,965       100.0     $ 16,149       100.0        $  9,776       100.0
                              ========       =====      ========       =====      ========      =====        ========       =====


Nine Months Ended             Net Sales                   Gross Profit         Income (Loss) before       Net Income (Loss)
-----------------             ---------                   ------------         Income Taxes and           ------------------
September 30, 1995                                                             Minority Interests
------------------                                                             ------------------
                                Amount          %           Amount        %        Amount           %          Amount          %
                                ------         ---          ------      ---        ------         ---          ------       ---
                            (In thousands)              (In thousands)         (In thousands)             (In thousands)
IIC Industries Inc.                  --         --           --          --   $    119          0.7      $   (149)          (1.8)
(parent company)
Israel Tractors &              $ 71,142       34.0     $ 19,930        41.5      6,505         40.8         4,602           58.0
Equipment Co. (Israel)
Balton CP Group (Africa)         35,272       16.8        8,783        18.3      2,990         18.7           900           11.3
Investor RT Group (Hungary)     103,072       49.2       19,331        40.2      6,347         39.8         2,583           32.5
                               --------      -----     --------       -----     --------      -----      --------          -----
                               $209,486      100.0     $ 48,044       100.0   $ 15,961        100.0      $  7,936          100.0
                               ========      =====     ========       =====     ========      =====      ========          =====

CONSOLIDATED RESULTS OF OPERATIONS

     Net Sales. Net Sales on a consolidated basis for the nine months ended September 30, 1996 decreased by approximately $12 million as compared to the comparable period in 1995. This decrease was mainly attributable to a reduction in demand for the Company's products.


     Gross Profit. Gross Profit on a consolidated basis for the nine months ended September 30, 1996 decreased by $79,000, to approximately $48 million, or approximately 24.3% of Net Sales.

     Operating income. Operating income on a consolidated basis for the nine months ended September 30, 1996 increased by approximately $234,000, or approximately 2%, to approximately $10.9 million, or approximately 5.6% of net sales, from approximately $10.7 million, or approximately 5.1% of Net Sales for the corresponding period in 1995. This increase was principally due to a reduction of expenses.

     Interest income. Interest income decreased for the nine months ended September 30, 1996 by approximately $1.3 million, or approximately 35%, to approximately $2.4 million due to the investment of its cash by Interag in shares in Danubius Hotel & Spa Rt. (the "Hotel Company" or the "Danubius").

     Interest expense. Interest expense for the nine months ended decreased by approximately $389,000, or approximately 13%, to approximately $2.7 million due to a reduction in bank loans.


     Income before Income Taxes and Minority Interest. Income before Income Taxes and Minority Interest in the first nine months increased by approximately $200,000, or approximately 1.2 %, to approximately $16.1 million in the first nine months (representing approximately 8.2% of Net Sales for that period) from approximately $16 million for the corresponding period in 1995 (representing 7.6% of Net Sales for that period).

     Minority Interests. Minority Interests for the nine months increased by approximately $900,000 as a result of higher income.

     Net Income. Net Income for the nine months ended September 30, 1996 increased by approximately $1.8 million (or approximately 23%) to approximately $9.8 million (representing approximately 5% of Net Sales for that period) from approximately $7.9 million for the corresponding period in 1995 (representing approximately 3.8% of Net Sales for that period).

     The table below sets forth for the nine months ended September 30, 1996 and 1995 certain information with respect to the results of operations of the Company and its five principal business segments.


                                        Nine Months Ended September 30, 1996           Nine Months Ended September 30, 1995
                                     ------------------------------------------  --------------------------------------------------
                                                               Income before                                Income before
                                                             Income Taxes and                             Income Taxes and
                                             Net Sales       Minority Interest           Net Sales           Minority Interest
                                             ---------       -----------------           ---------           -----------------
                                         Amount         %      Amount      %        Amount         %       Amount         %
                                     (In thousands)         (In thousands)      (In thousands)            (In thousands)

Vehicle sales and distribution
(Investor)                                8,135         4.1   $   136        0.8   $ 7,399        3.5    $   75        0.5
Export and import of agricultural
products (Investors)                     91,270        46.3     4,629       28.7    86,493       41.3     3,831       24.0
Other Industries (Investor)               2,326         1.2     3,592       22.2     9,180        4.4     2,560       16.0

Tractors and heavy equipment             63,315        32.1     4,447       27.5    71,142       34.0     6,505       40.8
(Israel Tractor)
Agricultural, communications and
electrical equipment (Balton CP)         31,925        16.3     3,345       20.8    35,272       16.8     2,990       18.7
                                        -------       -----   -------      -----  --------      -----   -------      -----
                                       $196,971       100.0   $16,149      100.0  $209,486      100.0   $15,961      100.0
                                       ========       =====   =======      =====  ========      =====   =======      =====


       INVESTOR

    The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary. General economic difficulties have contributed to a recession in Hungary, which has had a negative effect on Investor's business. Despite such conditions, because of management's actions in reducing overhead costs and closing unprofitable operations, Investor has remained profitable for the first nine months of 1996.

    Vehicle Sales and Service Segment

     o Net Sales for the nine months ended September 30, 1996 increased by approximately $736,000, or approximately 10%, as compared to the corresponding period in 1995.

     o There was a Profit before Minority Interests and Income Taxes for the nine months ended September 30, 1996 of $136,000 as compared to a profit of $75,000 in the corresponding period in 1995.

    The increase in Net Sales and the increase in Income before Income Taxes and Minority Interests was primarily due to the rationalization of the business.

    Export/Import and Processing/Storage of Agricultural Products Segment

     o Net Sales for the nine months ended September 30, 1996 increased by approximately $4.8 million, or approximately 5.5%, as compared to the corresponding period in 1995. The increase in Net Sales was primarily due to the increased activity of the milling companies.

     o Income before Income Taxes and Minority Interest for the nine months ended September 30, 1996 increased by approximately $798,000 or approximately 21% as compared to the corresponding period in 1995 as a result of increased income in the milling companies.

    Other Industries

     o Net Sales for the nine months ended September 30, 1996 decreased by approximately $6.9 million, or approximately 75%, as compared to the corresponding period in 1995 due to the disposal of lossmaking businesses.

     o There was a Profit before Income Taxes and Minority Interest of approximately $3.6 million for the nine months ended September 30, 1996, compared to a profit of approximately $2.6 million for the nine months ended September 30, 1995 as a result of the increased equity in earnings of Danubius.

       ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

     o Net Sales for the nine months ended September 30, 1996 decreased by approximately $7.8 million or approximately 11% as compared to the corresponding period in 1995, due to a reduction in demand for the Company's products.

     o Income before Income Taxes and Minority Interest for the nine months ended September 30, 1996 decreased by approximately $2 million, or approximately 32% as compared to the corresponding period in 1995 as a result of lower trading activity.

       BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT SEGMENT

     o Net Sales for the nine months ended September 30, 1996 decreased by approximately $3.3 million, or approximately 9.5%, as compared to the corresponding period in 1995. This was due to lower demand for the Company's products offset by the consolidation of Dizengoff W.A.Nigeria Limited ("Dizengoff"), which was previously accounted for under the equity method. At April 15, 1996, Balton CP increased its equity ownership in Dizengoff from 51.7% to 88.3% at a cost of approximately $770,000.

     o Income before Income Taxes and Minority Interests for the nine months ended September 30, 1996 increased by approximately $355,000, or approximately 12 % as compared to the corresponding period in 1995. This increase was due to higher profits at one of the African branches.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1996. At September 30, 1996, IIC Industries Inc., the parent company (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $38 million, including cash and cash equivalents of $12.2 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At September 30, 1996, Investor, and Balton had outstanding short-term indebtedness of approximately $19.1 million, and $1.8 million, respectively.

     At September 30, 1996, Investor and Israel Tractor had unused lines of short-term credit of $37 million.

     A significant part of the Company's cash holdings were held within the Investor Group in Hungary (approximately $7.3 million at September 30, 1996). Due to the weakness of the Hungarian currency and the current low rates of return on dollar deposits, the Company sought other investments. From February 22, 1995 to date, approximately 2.87 billion HUF (approximately $25 million at exchange rates at time of purchase) was spent for the purchase of a 34.5% interest in Danubius Hotel. To date, the Company's effective interest is approximately 27%.

During the first nine months of 1996, Investor and Israel Tractor made capital expenditures of $2,592,000 and $1,681,000 , respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At September 30, 1996, the Company had no significant capital commitments.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 1995 and during the first nine months of 1996, and therefore did not significantly affect operations in that country. Furthermore, there was virtually no devaluation of the Israeli shekel against the U.S. Dollar in 1995 and only 2.7% for the first nine months of 1996.

     Significant rates of inflation persisted in the African countries where Balton CP operates, triggering significant devaluations of local currencies.

                               OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the period covered by this report.


       EXHIBIT NO.               DESCRIPTION
       -----------               -----------

        27                       Financial Data Schedule

                                          SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 13, 1996
                                           IIC INDUSTRIES, INC.



                                      By: /s/ Fortunee F. Cohen
                                          ---------------------
                                              Fortunee F. Cohen, Secretary