Form 10-K
period 1996-12-31
IIC INDUSTRIES INC
filed 1997-05-06
CIK 52741

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the Fiscal Year Ended December 31, 1996

                                       OR

    [ ]    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       For the transition period from to

                       COMMISSION FILE NUMBER:  811-854

                              IIC INDUSTRIES INC.
            (Exact name of Registrant as specified in its charter)

            DELAWARE                                 13-5675984
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                Identification No.)

                              420 LEXINGTON AVENUE
                            NEW YORK, NEW YORK 10170
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (212) 297-6132


        Securities registered pursuant to Section 12(b) of the Act: NONE


TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ONWHICH REGISTERED
-------------------                    ----------------------------------------
      N/A                                                 N/A

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.00 PAR VALUE
                         -----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of March 31, 1997 was $15,219,719 based on the average of bid and asked quotations for the Common Stock on that date, as reported by the NASDAQ Automated Quotation System.

         The number of shares outstanding of the Registrant's Common Stock, as of March 31, 1997: 1,423,368.

                                ================

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     N/A

-------------------------------------------------------------------------------

                              IIC INDUSTRIES, INC.

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

Part I

         Item 1.  Business..................................................  1
         Item 2.  Properties................................................ 14
         Item 3.  Legal Proceedings......................................... 15
         Item 4.  Submission of Matters to a Vote of Security Holders....... 15

Part II

         Item 5.  Market for Registrant's Common Equity and Related
                    Stockholder Matters..................................... 16
         Item 6.  Selected Financial Data................................... 17
         Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................... 18
         Item 8.  Financial Statements and Supplementary Data............... 26
         Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................... 26

Part III
         Item 10.  Directors and Executive Officers of the Registrant....... 27
         Item 11.  Executive Compensation................................... 28
         Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management............................................. 29
         Item 13.  Certain Relationships and Related Transactions........... 31

Part IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports
                    on Form 8K.............................................. 32

ITEM 1. BUSINESS

HISTORY

    IIC Industries Inc. (the "Company") was incorporated pursuant to the laws of the State of Delaware on October 14, 1958 under the name "Israel Investors Corporation." The Company registered itself as a closed-end "investment company" under the Investment Company Act of 1940, as amended (the "Act"), in 1959. As an investment company, the Company made investments in Israel or Israel related businesses. Pursuant to shareholder approval received in 1982, the Company determined to cease its activity as an investment company and to become an operating company with flexibility to enter into non-Israel related businesses. This decision was prompted by conflicts of interests caused by the fact that the Company's majority shareholder, Koor Industries ("Koor"), had substantial interests in a large number of businesses in Israel and that the Act precludes certain affiliated transactions. In September 1989, Koor sold its interest in the Company to CP Holdings Limited, a private United Kingdom company. In anticipation of the Company's transition to an operating company, substantially all of the Company's investments were converted into short-term deposits and the Company's name was changed to IIC Industries Inc. The Company filed an application on November 23, 1990, with the Securities and Exchange Commission ("SEC") to deregister as an investment company registered under the Act. On October 6, 1992, the SEC approved the deregistration application and the Company was deregistered as an investment company.

GENERAL

    The Company is presently operated as a holding company with subsidiaries in three principal operating geographic areas: (1) Investor RT, a Hungarian holding company ("Investor"), which through its subsidiaries, engages in a variety of commercial activities in Hungary; (2) The Israel Tractors and Equipment Company Limited ("Israel Tractor"), an Israeli corporation, which distributes tractors and related heavy machinery in Israel and (3) Balton C.P. Limited, an English holding company with African subsidiaries ("Balton") engaged in the trading business in several African countries.

    The Company's holdings in Balton and Investor were acquired as part of the Company's transition to an operating company and in connection with the Company's deregistration application. The Company acquired 51% of Balton and made certain loan advances to Balton in May 1991 for approximately $3.5 million in total acquisition costs (of which $1.5 million has been refunded). In addition, in January 1992, the Company purchased a 60% interest (equivalent to 70% after adjusting for treasury stock and unpaid shares) in Investor for approximately $34 million, with an option to purchase an additional 20% for $11.3 million. The option was never exercised, but in December 1994, in settlement of various claims against the vendors, the Company acquired an additional 23% interest for the sum of approximately $900,000. At December 31, 1996, the Company owned a 99% interest in Investor.

    Through its subsidiaries, the Company is principally engaged in the following lines of business: (1) the sales and service of vehicles; (2) the export/import and processing/storage of agricultural products; (3) other industries including retail and wholesale consumer products; (4) the distribution of tractors and other heavy equipment; and (5) the sale of agricultural, communications and electrical equipment. The first three of the aforementioned lines of business are conducted through subsidiaries of Investor, while the distribution of agricultural, communications and electrical equipment is conducted through Balton and its subsidiaries. The distribution of tractors and heavy equipment is conducted through Israel Tractor.

Recent Developments

    Between February 1995 and January 1996, Investor, through its 78% owned subsidiary, Interag, has acquired a 29% equity interest in Danubius Hotel & Spa RT ("Danubius Hotel") for a purchase price of approximately $19.5 million. See, below under "Investor Interag." The Company itself purchased to date an additional interest of 5.5% equity interest in Danubius Hotel for approximately $4.2 million and an additional 7.8% of Interag for $1 million.

INVESTOR

    General

    Investor was founded by the Hungarian Trade Ministry in 1989 in order to function as a quasi-owner of certain state owned trading companies. In July 1990, it was converted into a company with share ownership.

    Investor is primarily a holding company with subsidiaries engaged in a variety of activities in Hungary. Investor's principal subsidiaries are Agrimpex RT ("Agrimpex"), in which Investor has a 56% interest, and Interag RT ("Interag"), in which Investor acquired an additional 10% equity interest in 1995. To date, its aggregate equity interest in Interag equals 78%. In addition, Investor has minority investment positions in several Hungarian companies engaged in various businesses including trading, financial services, banking and consulting. During 1996, two smaller subsidiaries involved in training and industrial production were sold. In addition, Interag continued the rationalization of certain unprofitable operations.

    At December 31, 1996, Investor and its subsidiaries employed a total of 3,609 persons.

    Agrimpex

    Agrimpex, a Hungarian company, primarily imports and exports a wide variety of agricultural products (excluding livestock) operating through a domestic and foreign business network, including agents and commercial representatives in various countries throughout the world. The main products traded include cereals (wheat, corn and barley), vegetable oils, oil seeds, sugar, legumes and soya beans.

    Agrimpex trades with a variety of partners, including multinational trade houses, traditional trading companies and specialized product producers. Agrimpex has traditionally acted primarily as a dealer or intermediary in trading transactions, receiving commissions on contracts executed on behalf of clients. In recent years, Agrimpex has increased trading for its own account and a substantial portion of gross revenues is generated by such activity. Trading for its own account enables Agrimpex to achieve improved trading margins against its traditional commission business. Limited credit facilities are offered to customers with strong credits in Western European and other established market areas (for example, seven days from receipt of commodities).

    With respect to export transactions, Agrimpex deals with a large number of Hungarian domestic suppliers, including agricultural cooperatives, individual farmers and other business organizations and is therefore not dependent on any single supplier or small group of suppliers. Agrimpex trades exports with parties located in the republics of the former Soviet Union, Switzerland, Poland, Rumania, Austria, Italy, Germany, Israel, South Africa, India, etc. With respect to imports, Agrimpex trades principally with parties located in Brazil, Germany, Austria and East Asia.

    When acting as a principal, Agrimpex usually purchases commodities such as grains, soya beans and fish mill in large volume and resells in smaller amounts to customers in Hungary, and has also traded as a principal with brokers in such commodities.

    Certain Hungarian agricultural and food products had an export subsidy placed on them. Although trading in commodities has been generally deregulated in Hungary, certain items deemed to be of strategic importance (such as cereals, flour, sugar, beets) are subject to export licensing. In addition, certain products imported into Hungary (such as cereals, vegetable and sugar) are subject to import licensing.

    Agrimpex has a 50% interest in Harmashatarhegyi Udvarhaz, a company which operates a restaurant in Budapest, and a 48% interest in a transportation company, Agrovagon Kft., as well as minority interests in other companies.

    In May 1993, Agrimpex, through its newly-formed wholly-owned subsidiary, Agrimill RT ("Agrimill"), acquired the assets of a business engaged in the processing of agricultural products for $9.3 million. In addition, Agrimpex provided Agrimill with $4.3 million for working capital.

    Agrimill's business includes four flour mills, four compound feed plants, a rice mill and extensive storage facilities in silos and warehouses. Its main business involves the production and supply of flour which is sold through retail outlets in the area and the sale of animal feed to local farmers. In addition, Agrimill also assists Agrimpex in sourcing agricultural products for export.

    In September 1995, Agrimpex, together with its wholly-owned subsidiary Agrimill purchased 93.5% of Viktoria RT, a Company engaged in the processing of agricultural products for $6.6 million. Viktoria's business includes four flour mills, one compound feed plant, one corn flaking plant,a port facility on the Danube and extensive storage facilities in silos and warehouses. Its main business is in the production of flour and animal feeds, which are sold on the local domestic market.

    At the beginning of 1996, Agrimpex was reorganized, so that the company itself became a holding company and the trading activity was transferred into a newly formed and 100% owned company called Agrimpex Commodities Kft. (Limited Liability Company). The objective was to establish a realistic structure for the group in the view of the previous years investment policy and to limit the exposure from the trading activity.

    In October 1996, Agrimpex entered into a joint venture with a 51% ownership to improve its possibilities in getting goods for trade in the northern part of Hungary. The new company, Agrimont supplies the farmers with basic inputs for the production and is authorized to purchase the crop, which is traded by Agrimpex afterwards.

    At the beginning of 1997, it became apparent that in 1996 that the Managing Director of Agrimill Rt and two of his Deputies were involved in irregular transactions that has caused material loss to the Company. The nature of the irregular activities was such that certain transactions were made between Agrimill Rt with companies that were owned both directly and indirectly by the managers for their own personal benefit. The full extent of the transactions is not yet determined, while a full independent investigation is being carried out. The three managers concerned have subsequently been relieved of all responsibilities within the group, including Viktoria Rt, another subsidiary of Agrimpex.

    Interag

    Interag now operates as a holding company. Following a significant reorganization in 1993, the operations of Interag and its subsidiaries are now primarily involved in car dealerships, service and repair of vehicles and property management. Interag is also involved in trading of food products utilizing a cold storage facility and the distribution of power products. In addition, Interag has certain small minority investments.

    The car business operates through several dealer points and service operations, mainly in Budapest. Interag acts as a dealer for Suzuki, Daewoo and Peugeot. The Lada dealership ceased in 1997 and the service will continue as an official workshop for Lada and Hyundai. Rationalization occurred in 1995, with the closure or leasing of sites. During 1994, Interag acquired a 75% interest in a substantial Suzuki dealership and service facility known as Kompakt Auto Kft. The purchase consideration was HUF 102 million (approximately $920,000) and the development of this business is proceeding satisfactorily following the opening of a new Suzuki showroom. During 1995, the remaining 25% was purchased for HUF 43.5 million (approximately $367,000). In April 1996, a Peugeot dealership was launched from Kompakt following the construction of a new showroom and the refurbishment of service facilities.

    In February 1995, Interag concluded the purchase of a 17.3% interest in Danubius Hotel and to date has increased its holdings to approximately 29% at a total cost of approximately $19.5 million.

    Danubius Hotel, a company listed on the Budapest Stock Exchange, owned and/or managed, ten major hotels comprising approximately 2,000 rooms. An additional eleven hotels comprise the smaller Beta Hotels Chain. It owns the Hilton Hotel in the historic old town of Budapest and two hotels, the Ramada and Thermal, on Margaret Island, a famous island on the River Danube in Budapest. Hotel Gelbert, which was only managed by Danubius, was bought in 1996 and shareholding in another spa hotel, Helia, was increased so that full control has been achieved as well.

    The Danubius Hotel chain, including several spa hotels, is the foremost of its kind in Hungary and attracts many tourists from Western Europe and further afield. Its occupancy rate of 65.7% in 1995 increased to 68.4% in 1996.

    In 1996, on sales of $72 million, Danubius Hotel earned net profits before tax of $17.4 million and after tax of $14.3 million. Shareholders equity at December 31, 1996 was $114 million.

    The management of Interag was particularly attracted to this investment by its strong asset base and because of its substantial income from foreign currency.

    During 1996, negotiations were held with a view to acquiring a controlling stake in HungarHotels chain. After an official tender, an 85% share was acquired by Danubius and the deal was completed at the beginning of 1997. The purchase price was HUF 8.1 billion or approximately $50 million. HungarHotels chain consists of fourteen hotels, of which seven hotels are in Budapest. The capacity consists of 1,105 rooms in 4-star hotels and 2,346 rooms in 3-star hotels.

    GOVERNMENTAL REGULATION

    Despite the increasing pace of privatization and economic liberalization in recent years, Hungary maintains significant governmental restrictions on economic activity which affect Investor's business.

    Hungary made all current account items convertible on January 1st, 1996 when the Foreign Exchange Law came into force. Accordingly, on January 2nd, 1996, the IMF acknowledged that Hungary was in compliance with Article VIII of the Articles of Association.

    Many liberalization measures have already been adopted or their timing has been accepted by the Hungarian Government. The underlying principle has remained the same as at the time of the establishment of the foreign exchange law: first, transactions with longer maturities, then-- when the relatively significant interest differentials between Hungary and its partners have decreased- transactions with shorter maturates have been or will be liberalized. Companies with foreign participation may keep their initial hard currency share capital in the currency of the investment. Dividends, net of withholding tax and consideration received on the sale of shares may be repatriated in the original currency of investment without restrictions or the need for approval. Business can convert Forints into another currency to import goods provided sufficient Forint funds are available. Services rendered within Hungary should be paid for in Forints and Hungarian companies may not conduct trade among themselves in foreign currency.

    The following activities, among others, generally require the permission or retrospective announcement of the foreign exchange authority, the National Bank of Hungary:

            o Procurement of credit from foreign parties, as well as the execution of contracts under which debts to foreign parties will be incurred;
            o Monetary exchange whether into convertible currency or into Forints, payments made with convertible currency or any other possession of convertible currency except ordinary commercial transactions;

            o Execution of purchase, gift or other contracts related to domestic properties between Hungarian and foreign parties, or by Hungarian parties for the benefit of foreign parties;
            o     Building construction in Hungary by foreign parties; and
            o     Write-offs in convertible currencies.

      Hungarian companies which are not established in duty-free zones are obliged to keep their books in local currency only. With the modification of the foreign exchange law, a new foreign exchange accounting system was set up commencing on April 1, 1995, in which companies can keep their foreign exchange revenues from exports and from which they can transfer foreign exchange for their rising costs. This system extends the previous entitlement by which a Hungarian company with foreign participation or a wholly foreign-owned Hungarian company may keep the cash portion of the foreign partners' share capital in a separate convertible currency bank account. Money in the convertible currency account can always be converted into local currency.

      Restrictions are not imposed on foreign ownership of Hungarian businesses. As a foreign owner of a Hungarian company, the Company is entitled to receive dividends or refunds of its capital in a convertible currency, without restrictions. As such, it may have such dividends or refunds converted into United States currency by the Hungarian central bank, and then repatriated. Dividends of Hungarian companies may only be paid from retained earnings as determined in accordance with Hungarian statutory accounting regulations. Such retained earnings are different from the Company's consolidated retained earnings due to a number of differences in accounting standards used.

      Foreigners may acquire real estate with the prior consent of the County Public Administration Office. However, any registered company with foreign participation may acquire real estate only to the extent it is needed for undertaking the company's commercial activities.

      Any legal entity or private entrepreneur engaged in foreign trade activity must notify the Ministry of Industry and Trade at the commencement of such activity. Approximately 95% of products and services may be imported freely into Hungary. Although in theory every product and service may be exported and imported, certain strategic items require a special import or export license, procured from the Ministry of Industry and Trade. In addition, there are certain items, such as armaments, precious metals and their alloys, cars, medicines, radioactive materials, cereals and some consumer goods that may be imported and exported only by Hungarian companies with a license or an ad hoc permission. The business of Investor is affected by this system in the case of cars and cereals for which both Interag and Agrimpex, respectively, have obtained the required licenses from the Hungarian government.

      Companies incorporated in Hungary are subject to a corporate income tax on their worldwide profits. Foreign companies carrying out taxable activities in Hungary are subject to corporate income tax on their net profits derived from Hungarian sources. The corporate tax rate until the end of 1996 consisted of two levels of taxation: an 18% rate on profits and a 23% rate on dividends paid. The two level tax was a significant change from the rate that that had previously existed until the end of 1994. However, because of the method of taxation, the total corporate rate was 33.3%.

      For 1997, the 23% supplementary tax will be abolished, and profits will be subject to a linear tax levied at 18%. A typical dividend tax at 20% was introduced.

      Dividend tax is not payable on:
            o distributions to Hungarian resident companies- unless the distribution is made in cash;
            o dividends reinvested by foreign shareholders directly into existing or new Hungarian companies;
            o increase in share capital if the capital was increased from 1995 or 1996 profits and the decision is made before May 31st, 1997 and reported to the Court of Registration ...... before June 30th,
            1997, and the increase is maintained for three calendar years; or
            o 1997 and 1998 dividends, if the source of the dividend payment is pre-1995 profits.

      Business Conditions in Hungary

      Investor conducts business primarily in Hungary and as such is significantly affected by the general business and political conditions in that country. Prior to the economic reforms which began in 1968, Hungary had a socialist, centrally-planned economy based on physical output targets and central administrative directives. In 1968, a new system of economic management was initiated, aimed at developing a more market-oriented economy. Fundamental economic reforms introduced in recent years include privatizing state-owned enterprises, instituting external trade reforms, creating a two-tier banking system, modernizing the infrastructure, developing a Western European-style tax system and implementing laws on banking, accounting and bankruptcy. The Government also has liberalized prices and wages, reduced government subsidies and granted state-owned businesses greater freedom in decision-making. In addition, customs-free zones have been established for joint ventures between Hungarian enterprises and foreign companies.

      The Government's economic strategy with the implementation of the stabilization program, introduced in March 1995, was to reach sustainable economic growth, accompanied by an improving external and internal equilibrium. Early in 1997, the positive results of the Government's package are obvious, especially with respect to the external and internal balance and to privatization.

      Concerning the external balance, the current account deficit for 1996 is $1.68 billion (3.9% of GDP), compared to $2.48 billion (5.7% of GDP) at the end of 1995. The GDP in 1994 was 9.4%. The account deficit for 1996 is well below the targeted current account deficit and less than the annual inflow of foreign direct investment ($1.98 billion in 1996).

      Due to improving internal and external debt indicators and to the confidence in the economic policy pursued, the external assessment of the financial position of the country has also considerably changed. Hungary became a member of the OECD in early 1996 and the important credit agencies have upgraded the rating of the country from speculative into investment in 1996.

      Privatization, one of the most important elements of the transformation process, is nearing its completion. Foreign direct investment of $1.98 billion in 1996, and $4.45 billion in 1995 (more than 10% of GDP) arrived in the country. In the last two years, the strategic sectors of telecommunications and the energy sectors, were the main areas of privatization. Bank privatization has started and has made important steps, including the selling of one of the largest banks, the Hungarian Credit Bank (MHB). The process of privatization should be completed by end of 1997.

      During 1996, the conditions of a balanced macroeconomic growth gained ground in Hungary's economy. The dramatic adjustment process that the economy underwent was not accompanied by an economic downturn. In the first half of the year, GDP was stagnating. However, in the third quarter, a growth of 1% was registered, and followed in the fourth quarter, by an increase in dynamism (compared to the same period of the previous year) as an organic consequence of the restructuring of the economy. Industrial output for 1996, was 2.3% overall, with sharp differences in favor of export-oriented sectors. Agricultural production increased by 5%. Consumer price rises were lower each month of the year, compared to the monthly rates in 1995 (except for January when centrally regulated energy prices were readjusted.) totaling 19.8% in December 1996 compared to 28.3% in December 1995 (despite the considerable price adjustment in energy prices). Nevertheless, the decline in the rate of prices were less than expected earlier. Domestic savings continued to increase. In 1995, the source of higher total savings was household savings and in 1996, the economic growth was dominated by a decline in the general government borrowing requirement. The last two years have seen a reallocation of resources from households to the business sector.

      Regarding the outlook for the coming years, developments in the economy conform expectations concerning the continuing improvement of the domestic and external financial position of the country and the moderate but steady increase in GDP. Economic activity is expected to increase in dynamism, leading to a GDP growth rate of around 2-3% in 1997 and accelerating in the years following. The main obstacle to economic growth in 1996 was the heavy decline in domestic demand. In 1997, no decline in the real income of households is expected. No further improvement in the primary balance of the general government is needed, as profits of the corporate sector allow the increase in capital investment. In 1997, an 11-12% investment growth is expected in volume terms. As a result of the privatization in the energy sector and the adjustment of energy prices to costs, foreign investors in this sector are expected to invest some HUF 400 billion in Hungary over the next few years. GDP growth might be based on the increase in exports and investments.

      The annual average rate of inflation in 1997 is expected around 17% in December 1997 and 18-19% on average throughout the year as a whole. According to expectations, inflation can be reduced by as much as 4-5 % in each of the next few years. Both exports and imports are expected to grow by 9-10% in volume terms in 1997. The rate of the preannounced devaluation of the Forint was maintained at 1.2% per month in the first quarter of 1997, but it was reduced to 1.1% per month in the second quarter onwards.

      Political Conditions in Hungary

      During the late 1980s, the political system in Hungary underwent dramatic changes. In 1989 non-communist political parties were established and initial steps were taken toward the first free elections in the country since 1947. On October 23, 1989, the country's name was changed from "The Hungarian People's Republic" to the "Republic of Hungary" and a new constitution was adopted. Under its new constitution, Hungary has instituted a multiparty democratic government.

      The former opposition parties (socialists and liberals) won the second free elections in June 1994. The coalition government is aware of the short-term difficulties associated with the transformation of Hungary's economy, such as lower GDP and high unemployment and is committed to establishing a market economy and further integration of Hungary into the Western European and international economies.

      Hungary is pursuing political as well as economic integration with Western Europe, including membership in the European Community ("EC"). The timing of Hungary's accession to full EC membership will depend on political developments and the continued restructuring and development of Hungary's economy, and will require the approval of all EC member nations.


ISRAEL TRACTOR

      General

      Israel Tractor is a corporation organized under the laws of the state of Israel. It is engaged in the sale of tractors and other heavy equipment such as construction equipment, diesel engines and trucks, and spare parts for such equipment. Israel Tractor is the exclusive dealer in Israel for Caterpillar and Bobcat tractors and Navistar trucks and is also a dealer for Ingersoll Rand equipment. Israel Tractor also services the machinery it sells. Israel Tractor believes that it has good relationships with all of its suppliers.

      Israel Tractor serves a large number of customers in Israel, approximately 55% of whom are in the construction business and 18% of whom are in the mining business. For the year ended December 31, 1996, approximately 71% of the total sales was Caterpillar tractors, 11% was Navistar trucks and Bobcat and Ingersol-Rand equipment was 9% each. Israel Tractor faces competition from other distributors of tractors and other heavy equipment, as most manufacturers of such equipment operate in Israel through dealers.

      Israel Tractor's current agreement with Caterpillar was entered into in April 1992. The agreement may be terminated without cause, which may occur upon six months notice by either party, or for cause by Caterpillar upon the occurrence of certain events (such as bankruptcy, insolvency, cessation of business by the dealer, or default on financing agreements with Caterpillar). Israel Tractor's current agreement with Navistar is on an annual basis commencing in January 1996 and expiring in December 1996. This agreement may be terminated prior to expiration by mutual consent of the parties, upon 60 days' written notice by either party, or for cause by Navistar upon the occurrence of certain events (such as default in the payment of obligations to Navistar, insolvency or change of corporate control or management of the dealer).

      At December, 1996, Israel Tractor employed 350 persons.

      Political and Economic Conditions in Israel

      As a corporation organized and operated in Israel, Israel Tractor is subject to certain general business conditions applicable to Israeli businesses. The principal offices and workshop facilities of Israel Tractor are located in Israel and are directly affected by economic, political and military conditions in that country.

      Since its war of independence in 1948, Israel has sought peace with its Arab neighbors. A breakthrough took place due to the courageous step taken in 1977 by the late President of Egypt, Anwar Sadat, who agreed to negotiate directly with and recognize Israel. The talks led to the Camp David Agreement in 1978 and to the signing of a peace agreement with Egypt in 1979. The second step occurred after the Gulf War with the collapse of the Soviet Union communist regime, and the setting up of a new political order, which lead to bilateral talks between Israel, Syria and Jordan and the Palestinians.

      The following is the time line of major events and agreements:

      October 30, 1991    Opening of the Madrid peace conference between
                          Israel and the Palestinians, Jordan, Syria and
                          Lebanon

      September 13, 1993  Declaration of Principles between Israel and the PLO in Washington

      May 4, 1994         The Cairo agreement on "Gaza Strip and Jericho First"

      July 15, 1994       Israel-Jordan Declaration, in Washington

      August 29, 1994     Early empowerment to the Palestinians

      October 16, 1994    Peace Treaty between Israel and Jordan

      On September 9th, 1993, after almost two years of talks since the Madrid Conference, a breakthrough was achieved between Israel and the PLO, representing the Palestinians. Yasser Arafat, Chairman of the PLO, sent a letter to Prime Minister Rabin in which he declared the following:

      o Recognition of Israel's existence and its right to live in peace and security;
      o     Acceptance of United Nations resolutions 242 and 338;
      o     Commitment to solve the conflict by peaceful means;
      o     Cessation of all types of terror;
      o     Assumption of responsibility over all factions of the PLO;
      o Confirmation that those articles of the Palestinian Charter calling for the destruction of Israel and denying its right to exist would no longer be valid; and
      o Obligation to submit to the Palestinian National Council an approval of the need for changes in the Palestinian Charter.

      Due to the above, Israel agreed to recognize the PLO as the Palestinian representative to the peace talks.

      In September 1993, Israel and the Palestinians signed a Declaration of Principles which dealt with matters relating to the transfer of power to the Palestinians.

      The Gaza Strip and Jericho agreement of May 4, 1994 involves various topics relating to the Gaza Strip area and sixty-five square kilometers of the Jericho area. The civilian administration in the Gaza Strip and Jericho will be disbanded and its responsibilities passed on to the Palestinian authorities, in twenty-five sectors of which the major ones are education, tourism, agriculture, water, transportation, electricity, health, finances, commerce. Early in 1997, an additional agreement was signed regarding the Hebron area and the civilian administration was transferred to the PLO.

      Economic relations between the State of Israel and the Palestinian Authority have been agreed upon within the scope of the Paris Agreement, signed in April 1994. This agreement applies initially to the Gaza Strip and Jericho and later on will apply to the entire West Bank for the interim period.

      Both sides agreed on the establishment of a Joint Economic Committee to supervise the implementation of the agreement. The fact that there is no physical border between Israel and the Territories, and a situation of near free movement, led to an agreement establishing a relationship between the parties on this point.

      The dramatic developments in the political sphere, with the signing of the Accord of Principle between Israel and the PLO in September 1993 and the Peace Treaty with Jordan in October 1994, are opening new doors and opportunities for business and economic activity. The changing political relations are already spilling-over, transforming Israel's economic relations both with its immediate neighbors and with the rest of the world.

      The performance of the Israeli economy for the first half of the 90's has been exceptionally good, culminating in a GDP growth rate of 6.5% in 1994, putting it first among OECD countries. The second half of the decade is expected to show a vigorous though slightly slower growth accompanied by reduced inflation. The Government debt as a percentage of GDP has been cut in half, from close to 180% to 88% in 1994, and the foreign debt as a percentage of GDP has been cut by two thirds from close to 80% to below 25% in 1994.

      Two important elements stand behind such a development. The ongoing peace process between Israel and its neighbors (see above) and the large wave of immigration that shook the economy into action in 1990. Since 1990, some 600,000 new immigrants have arrived, mostly from the former Soviet Union (CIS) increasing the population of Israel by an additional 12% and the labor market by even more due to the immigrant's high participation rate. The exceptionally high level of skills and education of this wave of immigrants with double the proportion of university post-graduates than that of the established population, has made the Israeli labor force one of the most highly skilled in the world. Two thirds of the immigrants arrived during the first two years, 1990-91, after which the flow decelerated to a constant stream of approximately 75,000 new immigrants a year, thus easing the problem of economic integration for Israel. The impact on the Israeli economy has been to propel it to a fast track both with a one time jump and with long term effects.

      The immediate impact was felt in the residential construction sector which became a locomotive for the economy for almost three years. Housing starts, doubled in 1990 and doubled again in 1991, thus quadrupling its number compared to the eighties level. Later, the strain put on an already deteriorating infrastructure brought about a dramatic expansion in activity which saw a 26% rise in expenditures in 1992, followed by a further rise of 34% in 1993 and 20% in 1994. This activity includes road construction, water and sewage works, electric and telecommunication facilities, among others. This has had a beneficial effect on the trade of Israel Tractor.

      Israel's economy has been subject to numerous destabilizing factors, including a period of rapid inflation in the early to mid-1980's, low foreign exchange rates, military conflicts and fluctuations in world commodity prices. However, since 1985 the rate of inflation has been stabilized. During the calendar years 1992 through 1996 the annual rates of inflation were approximately 9.4%, 11.2%, 14%, 8% and 10.6%, respectively, as compared to devaluations of the Israeli shekel against the dollar during the same periods of approximately 21.1%, 8%, 1%, 4% and 3.7%, respectively. Israel Tractor has been able to limit the effect of such devaluations on its financial statements through the purchase of forward currency contracts. Israel's foreign exchange reserve position has risen from $3.2 billion in 1985 to approximately $12 billion as of December 31, 1996.

      The gross national product in 1996 rose by 4.4%, compared to 7.1% in 1995 and an annual average of 6% in 1990-95. The slowdown in economic activity during 1996 was also reflected by the level of investments in fixed assets, which fell by 8.6% in real terms during the second half of the year.

      The annualized rate of growth in private consumption slowed to 4.8% during the second half of 1996, compared to 7.9% in the first half. The trade deficit in 1996, excluding ships, planes and diamonds totaled $10.4 billion.

      The domestic budget deficit, excluding credit allocations, totaled NIS 15 billion in 1996 or 4.9% of GDP. Since the targeted deficit for the year was 2.5% of GDP, the actual deficit was higher than planned by 2.4% in GDP terms. The large deficit in 1996 was entirely the result of government revenues falling below the initial forecasts around the planned budget.

      All in all, as a result of political uncertainty and unrest, and the cut in the deficit, there was a considerable drop in infrastructure work, consumption and tourism in 1996.


      BALTON

      General

      Balton is a management and holding company serving its African subsidiaries which operate in Nigeria, Zambia, Ghana, Kenya, Tanzania and Uganda and which are located in and organized under the laws of the jurisdiction where they operate. Balton manages the financial and commercial activities of its subsidiaries and acts as a trading house for its subsidiaries and customers in other African countries maintaining contact with suppliers, manufacturers, shipping companies, and banks.

      The primary subsidiaries of Balton are Amiran Zambia Ltd. ("Amiran Zambia"), Dizengoff Ghana Ltd. ("Dizengoff Ghana"), Amiran Kenya Ltd. ("Amiran Kenya"), Tanzania Transcontinental Trading Co. Ltd. ("Tanzania Trading") Balton BV-DWA Nigeria Ltd. ("Balton (Nigeria)") and Balton (U) Ltd. Uganda ("Balton Uganda"). During 1996, Balton, through a rights issue of shares, acquired a majority equity interest in Dizengoff WA (Nigeria) Ltd ("Dizengoff Nigeria").

      The principal products traded by Balton and its subsidiaries are agri-chemicals and agricultural implements, radio communication, telecommunications, air conditioning and electrical equipment.

Balton has dealership concessions with Motorola Communications and Radius Equipment which it holds on behalf of its subsidiaries in Nigeria, Ghana, Kenya and Uganda. The current distribution agreements with Motorola Communications are for a one-year period expiring in December 1997, renewable for successive one-year periods and may be terminated by either party upon 60 days' written notice. In addition, Balton Nigeria is involved in the installation of water supply equipment and Tanzania Trading is involved in the manufacture of animal foodstuffs.

      During the first quarter of 1994, Balton Nigeria commenced preliminary work for the construction and installation of a water treatment plant and related facilities in Katsina, Nigeria. Work on this contract continued during 1995 and 1996 but at a slower pace than specified by the contract agreement due to insufficient funding from the client. The project has been subject to a single variation order and is valued at approximately $115 million. A substantial portion of the work has been subcontracted. By November 1996, the original period for completion of the total contract expired and the work completed amounted to approximately 20% of the total contract. The client has agreed, in principle, that the company completes the project, subject to the revised terms and conditions, which are still to be finalized. Completion of this project is subject to the political and economic risks associated with doing business in Nigeria. See Note D of Notes to Consolidated Financial Statements.

      Roughly 50% of the goods supplied by Balton are from Israeli suppliers, although virtually all irrigation and air conditioning equipment is from Israel. Balton's other sources of supply come from a diverse group of suppliers worldwide. The bulk of Balton's customers are located in the African countries where it conducts business. The Company's business is not dependent on a single customer or small group of customers. Approximately 50% of sales by Balton's subsidiaries are for cash, with the balance on credit terms with an average of 60 days.

      At March 31, 1997, Balton, its subsidiaries and associated companies, employed a total of approximately 550 persons.

      Economic and Political Conditions in Africa

      The economic and political climate of the African countries may directly affect the transaction of business by Balton and its African subsidiaries. In particular, the currencies of the African countries where Balton transacts business have been subject to significant devaluation against the United States dollar. However, during 1996, the majority of the currencies remained stable and there have not been significant foreign currency exchange losses in the year. See Note P of Notes to Consolidated Financial Statements. In addition, business activity in certain countries is subject to significant foreign exchange regulation as well as price verification.

      In addition, the economies of individual African countries may differ favorably or unfavorably from the U.S. economy in such respects as growth of gross domestic product, rate of inflation, currency depreciation, capital reinvestment, resources, self-sufficiency and balance of payments position. In particular, there were significant rates of inflation during 1996 in the African countries where Balton transacts business. Further, the economies of African countries generally are heavily dependent upon international trade and, accordingly, may be adversely affected by trade barriers, exchange controls, managed adjustments in relative currency values and other protectionist measures imposed or negotiated by the countries with which they trade. These economies also may be adversely affected by economic conditions in the countries with which they trade.

      With respect to any African country, there is the possibility of nationalization, expropriation or confiscatory taxation, political changes, government regulation, social instability or diplomatic developments (including war) which could affect adversely the economies of such countries or the value of the Company's investments in those countries.

FINANCIAL INFORMATION ABOUT INDUSTRY AND GEOGRAPHIC SEGMENTS

      For disclosure regarding the Company's business segments and geographic areas, see Note R of Notes to Consolidated Financial Statements filed under
Item 8 of this Annual Report on Form 10-K (the "Report").

ITEM 2. PROPERTIES

      Israel Tractor operates from substantial workshop facilities in three locations in Israel which are adequate for its purposes: it owns the freehold on one piece of land in Holon on which is situated a building and leases two pieces of property - one property located in Kiriat Bialik under a lease from the Israel Land Administration which expires in 2023; the second property in Beersheba pursuant to a lease with the Israel Land Administration whose term is 49 years and expires in 2028.

      Investor currently operates from an office building (located in Budapest) ,which is owned by Interag. Investor and Interag use 3,058 square meters and 384 square meters, respectively, of office space. Investor and Interag have determined that this office space is adequate for their current needs and a portion of the space is sublet. Interag continues to own or lease several properties which, following the reorganization of Interag are now utilized, principally by third parties, for retail operations. The other two office buildings (total square meters of 5,550) comprising the former headquarters are sublet.

      Interag's title to several real estate holdings in Hungary, including its Budapest office building and a number of sites due to be sold to Shell was challenged in 1993. Specifically, the Municipality of the XIII District has challenged Interag's title to certain parcels of real property in Budapest. Similar challenges have been entered by four other districts. Interag was taking legal action to refuse these challenges During 1995, the Budapest Metropolitan Court upheld Interag's title to these properties and registration of such title has now been completed. Completion of the sale of certain of these properties to Shell under the agreement of 1993 was effected in December 1997. The sale of the remaining three sites is now proceeding.

      Agrimpex leases office space in Budapest. Its Agrimill subsidiary owns a head office in Bekescsaba, 18 sites in Bekes County and one in Budapest, which include 4 flour mills, 1 rice mill, 4 feed mixer plants, and 9 silo or warehouse facilities. Agrimill's facilities in the aggregate are situated on 496,600 square meters of land and include 113,900 square meters in building space.

      Viktoria operates from a head office in Kecskemet, and owns twelve sites in Bacs-Kiscun County, which includes four flour mills, one compound feed mixer plant, one corn flaking plant and substantial silos and warehousing facilities, together with a port on the Danube at Baja.

      Balton leases office and warehouse space in the African countries where it operates. Balton leases 9 properties under long term leases (i.e. for terms of ten years or more except for an office for which it has a five year lease) in various locations in Nigeria (ranging in space from 240 square meters to 4,100 square meters). Balton leases four properties in Nairobi, Kenya under annual leases; an office and warehouses in Accra, Ghana pursuant to a long term lease; three locations for office, house, factory and warehouse space in Lusaka, Zambia, pursuant to long term leases; an office and factory in Dar es Salaam, Tanzania pursuant to leases with the Government, and a house, office and an office and warehouse in Kampala, Uganda under an annual lease.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's 1996 annual meeting of stockholders was held on October 31,1996. At that meeting, the following proposals were submitted to the Company's stockholders: (1) election of the Company's current Board of Directors and (2) ratification of Grant Thornton, LLP as independent accountants of the Company for the fiscal year ended December 31, 1996.

            At the meeting, the Company's nominees for directors were elected. For Bernard Schreier 1,159,642 shares were voted for and 3,128 shares withheld; for Gideon Schreier 1,159,642 shares were voted for and 3,128 shares withheld; for Michael Wreschner 1,159,642 shares were voted for and 3,128 shares withheld; for Leonard Goldfine 1,160,392 shares were voted for and 2,378 shares withheld; for Wilfred Wyler, 1,160,392 shares were voted for and 2,378 were withheld; and for Alfred Simon 1,160,392 shares were voted for and 2,378 shares withheld. The appointment of Grant Thornton as the Company's independent accountants for the fiscal year ended December 31, 1996 was approved with 1,159,548 shares being cast for, 1,286 shares being cast against and 1,936 shares abstaining.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is quoted on the NASDAQ SmallCap Market (Symbol: IICR). The following tables set forth, for the periods indicated, the high and low bid price of the Common Stock as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

PERIOD                                        HIGH             LOW
------                                        ----             ---
1995
----
1st quarter                                   $54              $29
2nd quarter                                   $41              $32
3rd quarter                                   $51 1/2          $32
4th quarter                                   $40 1/2          $40

1996
----
1st quarter                                   $40 3/4          $34
2nd quarter                                   $37              $34
3rd quarter                                   $35 1/2          $35
4th quarter                                   $40              $36

1997
----
1st quarter                                   $39 3/4          $36


      As of March 31, 1997, there were 1670 record holders of the Company's Common Stock.

      As a registered investment company, the Company paid regular annual dividends. However, as an operating company, the Company's policy has been to conserve cash for future operating and capital expenditures and accordingly, the Company does not plan to declare dividends in the foreseeable future. No dividend payments were made in 1994, 1995 or 1996.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth certain consolidated financial data for the Company as at and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 which should be read in conjunction with the Consolidated Financial Statements (including the notes thereto) and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Report.


YEARS ENDED DECEMBER 31,                                  1996         1995         1994         1993         1992
------------------------                                  ----         ----         ----         ----         ----
(In thousands, except  per share data)
Statement of Income Data:
Net sales ..........................................   $ 275,820    $ 280,921    $ 245,185    $ 250,820    $ 252,340
Gross profit .......................................      65,227       60,946       51,512       54,890       63,539

Selling, general and administrative expenses .......      49,083       43,401       37,978       53,543       52,327

Operating income ...................................      16,144       17,545       13,534        1,347       11,212
Other income
Interest income ....................................       2,285        3,624        6,729        8,068       10,621
Dividend income ....................................          22          254          149          612        2,622
Equity in earnings (loss) of affiliates ............       4,230        3,823          (28)         433        2,130
Foreign currency gain (loss) .......................        (263)        (385)       1,330       (2,459)      (1,586)
Gain on sale of non-current assets .................       2,230        1,373        1,632       12,876        1,292
Interest expense ...................................      (4,100)      (4,764)      (4,705)      (3,842)      (1,533)
Rental income ......................................       1,710        1,249        1,356        1,059          670
Nonrecurring gain- .................................                                 6,746
settlement of warranty claim
 Other-net .........................................      (1,566)      (1,199)         573        1,058         (882)
Income before minority interest and income taxes ...      20,692       21,520       27,316       19,152       24,546
Net income .........................................      12,711       11,641       16,141        6,218        9,454
Net income per common share ........................   $    8.93    $    8.18    $   11.34    $    4.37    $    6.64
Weighted average number of common shares outstanding       1,423        1,423        1,423        1,423        1,423

AT DECEMBER 31,                                           1996         1995         1994         1993         1992
---------------                                           ----         ----         ----         ----         ----
(In thousands)
Balance Sheet Data:
Working capital ................................        $ 47,464     $ 49,416     $ 67,576     $ 39,391     $ 55,270
Total assets ...................................         203,556      175,449      175,949      203,351      206,086
Short-term debt, including current maturities of
 long term debt ................................          35,838       17,046       21,539       24,198        6,334
Long-term debt, excluding current maturities ...           2,160        2,528        2,179        2,291        2,510
Total liabilities ..............................          95,032       70,979       73,936      103,416      101,834
Minority interest in subsidiaries ..............          20,494       22,171       24,643       35,427       40,041
Stockholders' equity ...........................          88,030       82,299       77,370       64,508       64,211

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1996, the income from the Company's Hungarian and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency which is not freely convertible and which floats against a basket of two currencies (the U.S. dollar and the European Currency Unit) underwent devaluations against the U.S. dollar at the rate of 21% during 1996. Since the beginning of 1997, the Hungarian currency has been further devalued by approximately 9% against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. See Notes A(8) and P of Notes to Consolidated Financial Statements filed under Item 8 of this Report.

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

       The Company has three principal areas of operation with respect to its subsidiaries:

       (a)   Investor and its subsidiaries in Hungary
       (b)   Israel Tractor in Israel
       (c) Balton and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Kenya and Uganda.

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

1996 Compared to 1995

            The table below sets forth for 1996 and 1995 certain information with respect to the results of operations of the Company and its principal subsidiaries.

1996                                  Net Sales                 Gross Profit          Income before            Net Income (Loss)
----                                  ---------                 ------------         Income Taxes and          -----------------
                                                                                    Minority Interests
                                                                                    ------------------
                                  Amount         %           Amount         %        Amount         %         Amount           %
                                  ------         -           ------         -        ------         -         ------           -
                              (In millions)              (In millions)           (In millions)            (In millions)
IIC Industries Inc.                   --         --              --         --         $0.9        4.4          $0.8          6.3
(parent company)

Israel Tractors &                  $81.8       29.6           $24.2       37.1          6.3       30.4           4.8         37.8
Equipment Co. (Israel)

Balton CP Group (Africa)            57.3       20.8            18.4       28.2          8.9       43.0           2.9         22.8

Investor RT Group (Hungary)        136.7       49.6            22.6       34.7          4.6       22.2           4.2         33.1
                                   -----       ----            ----       ----          ---       ----           ---         ----
                                  $275.8        100           $65.2        100        $20.7        100         $12.7          100
                                  ======        ===           =====        ===        =====        ===         =====          ===

1995                                  Net Sales                 Gross Profit          Income before            Net Income (Loss)
----                                  ---------                 ------------         Income Taxes and          -----------------
                                                                                    Minority Interests
                                                                                    ------------------
                                  Amount         %           Amount         %        Amount         %         Amount           %
                                  ------         -           ------         -        ------         -         ------           -
                              (In millions)              (In millions)           (In millions)            (In millions)
IIC Industries Inc.                   --         --              --         --         $0.3        1.4         $(0.1)       (0.8)
(parent company)

Israel Tractors &                  $91.4       32.5           $24.5       40.2          8.8       40.9            6.0        51.7
Equipment Co. (Israel)

Balton CP Group (Africa)            43.2       15.4            11.6       19.0          3.2       14.9            1.0         8.6

Investor RT Group (Hungary)        146.3       52.1            24.9       40.8          9.2       42.8            4.7        40.5
                                   -----       ----            ----       ----          ---       ----            ---        ----
                                  $280.9      100.0           $61.0      100.0        $21.5      100.0          $11.6       100.0
                                  ======      =====           =====      =====        =====      =====          =====       =====

            The table below sets forth for 1996 and 1995 certain information with respect to the results of operations of the Company and its five principal business segments.

                                                     1996                                                   1995

                                                                  Operating                                            Operating
                             Net sales           Gross Profit    Income (Loss)       Net Sales         Gross Profit   Income (Loss)
                             ---------           ------------    -------------       ---------         ------------   -------------
                          Amount       %       Amount        %       Amount       Amount       %        Amount     %     Amount
                      (In millions)        (In millions)         (In millions) (In millions)        (In millions)     (In millions)
------------------------------------------------------------------------------ ------------------   -------------------------------
Vehicle sales and
distribution Investor)   $ 12.0       4.4      $ 1.7        2.6      $(0.2)       10.0        3.6      $ 2.0       3.3     $(0.2)

Export and import of
agricultural product
(Investor)                121.6      44.1       20.0       30.7        2.3       122.8       43.7       20.6      33.7       6.4

Other Industries            3.1       1.1        0.9        1.4       (2.2)       13.5        4.8        2.3       3.8      (3.4)
(Investor)

Tractors and heavy
equipment                  81.8      29.7       24.2       37.1        6.6        91.4       32.5       24.5      40.2       9.8
(Israel Tractor)

Agricultural,
communications and
electrical equipment
(Balton)                   57.3      20.7       18.4       28.2        9.6        43.2       15.4       11.6      19.0       4.9
                         ------     -----      -----       ----      -----      ------      ---        -----     ---       -----
                         $275.8       100      $65.2        100      $16.1      $280.9      100        $61.0     100       $17.5
                         ======     =====      =====       ====      =====      ======      ===        =====     ===       =====

1995 Compared to 1994

      The table below sets forth for 1995 and 1994 certain information with respect to the results of operations of the Company and its principal subsidiaries.

1995                                  Net Sales               Gross Profit             Income before          Net Income (Loss)
----                                  ---------               ------------           Minority Interests       -----------------
                                                                                      and Income Taxes
                                                                                      ----------------
                                 Amount         %          Amount         %           Amount        %           Amount         %
                                 ------         -          ------         -           ------        -           ------         -
                             (In millions)             (In millions)              (In millions)             (In millions)
IIC Industries Inc.                  --         --             --         --           $0.3        1.4           $(0.1)      (0.8)
(parent company)

Israel Tractors &                 $91.4       32.5          $24.5       40.2            8.8       40.9              6.0       51.7
Equipment Co. (Israel)

Balton CP Group (Africa)           43.2       15.4           11.6       19.0            3.2       14.9              1.0        8.6

Investor RT Group (Hungary)       146.3       52.1           24.9       40.8            9.2       42.8              4.7       40.5
                                  -----       ----           ----       ----            ---       ----              ---       ----

                                $ 280.9      100.0         $ 61.0      100.0         $ 21.5      100.0           $ 11.6      100.0
                                  =====      =====            ===      =====         ======      =====           ======      =====

1994                                  Net Sales               Gross Profit             Income before          Net Income (Loss)
----                                  ---------               ------------           Minority Interests       -----------------
                                                                                      and Income Taxes
                                                                                      ----------------
                                 Amount         %          Amount         %           Amount        %           Amount         %
                                 ------         -          ------         -           ------        -           ------         -
                             (In millions)             (In millions)              (In millions)             (In millions)
IIC Industries Inc.                  --         --             --         --        $ (0.2)      (0.8)           $(0.4)      (2.5)
(parent company)

Israel Tractors &                 $85.8       35.0          $23.2       45.0           10.5       38.5              7.3       45.3
Equipment Co. (Israel)

Balton CP Group (Africa)           26.5       10.8            6.8       13.2            0.7        2.6              0.1        0.7

Investor RT Group (Hungary)       132.9       54.2           21.5       41.8           16.3       59.7              9.1       56.5
                                  -----       ----           ----       ----           ----       ----              ---       ----

                                $ 245.2      100.0         $ 51.5      100.0         $ 27.3      100.0           $ 16.1      100.0
                                  =====      =====         ======      =====         ======      =====           ======      =====

      The table below sets forth for 1995 and 1994 certain information with respect to the results of operations of the Company and its five principal business segments.

                                                     1995                                                         1994

                                                                Operating                                               Operating
                             Net sales        Gross Profit    Income (Loss)       Net Sales           Gross Profit    Income (Loss)
                             ---------        ------------    --------------      ---------           ------------    -------------
                           Amount      %    Amount        %       Amount        Amount       %      Amount       %       Amount
                       (In millions)      (In millions)       (In millions)  (In millions)       (In millions)        In millions)
---------------------------------------------------------------------------- ------------------------------------------------------
Vehicle sales and
distribution (Investor)    $ 10.0      3.6    $ 2.0      3.3      $(0.2)       $  12.0       4.9     $ 2.4        4.7     $ (0.3)

Export and import of
agricultural products
(Investor)                  122.8     43.7     20.6     33.7        6.4          105.0      42.8      15.5       30.1        7.9

Other Industries             13.5      4.8      2.3      3.8       (3.4)          15.9       6.5       3.6        7.0       (4.1)
(Investor)

Tractors and heavy
equipment                    91.4     32.5     24.5     40.2        9.8           85.8      35.0      23.2       45.0        9.9
(Israel Tractor)

Agricultural,
communications and
ectrical equipment
(Balton)                     43.2l     5.4     11.6     19.0        4.9          26.5       10.8       6.8       13.2        0.1
                           -------     ---    -----     ----      -----        ------       ----     -----       ----     ------
                           $ 280.9     100    $61.0      100      $17.5        $245.2        100     $51.5        100     $ 13.5
                           =======     ===    =====     ====      =====        ======       ====     =====       ====     ======

       Net Sales. Net sales on a consolidated basis in 1996 decreased by $5.1 million as compared to 1995. This decrease was mainly attributable to a reduction in demand for the Company's products

       Gross Profit. Gross Profit on a consolidated basis in 1996 increased by approximately $4.3 million, or approximately 7.1%, to $65.2 million, or approximately 23.6% of net sales, from approximately $61.0 million, or approximately 21.7% of net sales, in 1995. This increase was primarily attributable to improved margins achieved by the Balton group.

       Operating income. Operating income on a consolidated basis in 1996 decreased by approximately $1.4 million, to approximately $16.1 million, or approximately 5.9% of net sales, from approximately $17.5 million, or approximately 6.2% of net sales in 1995. This decrease was principally due the irregular transactions carried out by the management of Agrimill. (See Note O of the Notes to the Consolidated Financial Statements)

       Interest income. Interest income decreased in 1996 by approximately $1.3 million, or approximately 36.9%, to approximately $2.3 million due to the investment of its cash by Interag in shares of Danubius.

          Equity in earnings of affiliates Equity in earnings of affiliates increased in 1996 by $0.4 million primarily due to the Danubius investment.

       Foreign currency gains and losses. There was a foreign currency net loss in 1996 of $0.3 million compared to a loss in 1995 of $0.4 million.

 However, the foreign translation adjustment loss (see stockholders' equity calculation) increased from approximately $18.8 million in 1995 to approximately $25.8 million in 1996 due primarily to the weakness of the Hungarian Forint.

       Gain on sale of non-current assets. Gain on sale of non-current assets in 1996 increased by approximately $0.9 million, to approximately $2.2 million. This increase was primarily due to the sale of the lands to Shell.

       Interest expense. Interest expense in 1996 decreased by approximately $0.7 million, This decrease is primarily due to a reduction in bank loans for most of the year.

       Income before income taxes, and minority interests. Income before income taxes and minority interests in 1996 decreased by approximately $0.8 million, or approximately 3.8%, to approximately $20.7 million in 1996 (representing approximately 7.5% of net sales for that year) from approximately $21.5 million in 1995 (representing approximately 7.7% of net sales for that year).

       Minority interest. Minority interest in 1996 decreased by approximately $1.7 million, or approximately 7.6% due to the substantial reduction in the profits of Agrimill.

       Income Taxes Income taxes in 1996 decreased by approximately $0.6 million, or approximately 11% to $5.0 million in 1996. This decrease was primarily due to the decrease in income tax rates in Hungary and Israel.

       Net Income Net income for 1996 increased by approximately $1.1 million from approximately $11.6 million in 1995 to approximately $12.7 million in 1996. The increase is due to higher net income in the Balton Group. The increase is partially offset by lower income in Israel Tractor and the Investor Group.


       Investor

       The operations of three of the Company's segments are conducted in Hungary through Investor. During 1996, Investor continued to rationalize certain unprofitable operations. See Item 1. Business - Investor.

             Vehicle Sales and Service Segment

       o Net sales for 1996 increased by approximately $2.0 million or approximately 20%, as compared to 1995.

       o Gross Profit for 1996 decreased by approximately $0.3 million to approximately $1.7 million (representing 14% of net sales for such year) from approximately $2.0 million in 1995 (representing 20% of net sales for such year).

       o Operating losses were approximately $0.2 million in 1996 and 1995.

       The increase in net sales arose from the introduction of new dealerships, together with improved facilities. However, increased competition and severe discounting throughout the motor trade affected gross margins.


             Export/Import and Processing/Storage of Agricultural Products
             Segment

       o Net sales for 1996 decreased by approximately $1.2 million, or approximately 1%, as compared to 1995.

       o Gross Profit for 1996 decreased by approximately $0.6 million, or approximately 3 % to approximately $20.0 million (representing 16% of net sales for such year) from approximately $20.6 million in 1995 (representing 17% of net sales for such year).

       o Operating income for 1996 decreased by approximately $4.1 million, or approximately 64%, to approximately $2.3 million (representing 1.9% of net sales for such year) from approximately $6.4 million in 1994 (representing 5.2% of net sales for such year).

       The decrease in net sales was primarily due to lower trading activities in commodities. The Gross Profit and Operating Income were adversely affected by the need to make provisions in respect to the irregular transactions carried out by the Managing Director and two of his Deputies at Agrimill and Viktoria. The three managers concerned have been dismissed. (See Note O of Notes to Consolidated Financial Statements).

             Other Industries

       o Net sales for 1996 decreased by approximately $10.4 million, or approximately 77%, as compared to 1995.

       o Gross Profit for 1996 decreased by approximately $1.4 million, or approximately 61% to approximately $0.9 million (representing 29% of net sales for such year) from approximately $2.3 million in 1995 (representing 17% of net sales for such year).

       o Operating loss for 1996 was approximately $2.2 million compared with an operating loss of approximately $3.4 million in 1995.

    The decrease in net sales and gross profits, as well as the reduction in operating loss, was due to the continued rationalization and disposal of marginal businesses.

       Israel Tractor: Tractors and Heavy Equipment Segment

       o Net sales for 1996 decreased by approximately $9.6 million, or approximately 10.5% as compared to 1995, due to a reduction in demand for the Company's products.

       o Gross Profit for 1996 decreased by $0.3 million, or 1.2%, to $24.2 million (representing 29.6% of net sales for such year) from $24.5 million in 1995 (representing 26.8% of net sales for such year). This decrease was due the reduction in Sales.

       o Operating income for 1996 decreased by $3.2 million to $6.6 million (representing 8.1% of net sales for such year) from $9.8 million in 1995 (representing 10.7% of net sales for such year) as a result of lower trading activity.

       Balton: Agricultural, Communications and Electrical Equipment Segment

       o Net sales for 1996 increased by $14.1 million, or approximately 33%, as compared to 1995 principally due increased demand for the Company's products and the consolidation of Dizengoff W.A. Nigeria, that was previously accounted for under the equity method.

       o Gross Profit for 1996 increased by $6.8 million, or (approximately 59%), to $18.4 million (representing 32% of net sales for such year) from $11.6 million in 1995 (representing 27% of net sales for such year). This increase was due the increase in Sales.

       o Operating income for 1996 increased by $4.7 million to $9.6 million, (representing 17% of net sales for such year) from $4.9 million in 1995. This increase was due to higher profits at certain of the African branches and the inclusion of profit from the contract at Katsina, Nigeria.


LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1996. At December 31, 1996, IIC Industries Inc., the parent company (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $36.5 million, including cash and cash equivalents of $11.9 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

       At December 31, 1996, Investor had outstanding short-term indebtedness of approximately $33.56 million. At December 31, 1996, Agrimpex and its subsidiaries, had credit lines of $63 million which are considered adequate for the present purposes of the business. At December 31, 1996, Israel Tractor had unused lines of short-term credit of $3.47million.

       Due to the weakness of the Hungarian currency and the current low rates of return on dollar deposits, the Company sought other investments. Between February 1995 and January 1996, approximately 2.87 HUF billion (approximately $25 million at exchange rates at the time of each purchase, and approximately $19.5 million at the current exchange rate ) was spent for the purchase of a 34.5% interest in Danubius Hotel. To date, the Company's effective interest is approximately 30%. (See Item 1 - Recent Developments).

       The Investor Group made capital expenditures of approximately $6.2 million in 1996 for the purchase of property, vehicles and equipment from internally generated funds. Israel Tractor made capital expenditures of approximately $3.0 million in 1996 for the purchase of vehicles and EQUIPMENT. Such expenditures were made from internally generated funds.

INFLATION

       Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had a result on Investor's financial condition. See Note A(8) of Notes to Consolidated Financial Statements.

       Inflation in Israel was moderate in 1996 and therefore did not significantly affect operations in that country. Furthermore, the devaluation of the Israeli shekel against the U.S. Dollar in 1996 was 3.7%.

       Significant rates of inflation persisted in the African countries where Balton operates, triggering significant devaluations of certain local currencies.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements and required financial statement schedules of the Company are located beginning on page F-1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Directors and Executive Officers of the Company and certain executive officers of its subsidiaries are as follows:

Name                    Age               Position with the Company
----                    ---               -------------------------

Bernard Schreier        78                Chairman of the Board, President
                                          and Director

Fortunee F. Cohen       69                Secretary

Michael M. Wreschner    52                Director, Assistant Secretary

Gideon Schreier         51                Director

Leonard Goldfine        80                Director

Wilfred Wyler           89                Director

Alfred L. Simon         56                Director

Jozsef Ferenc Polgar    54                Chief Executive Officer of
                                          Investor

Zvi Borowitsh           59                Managing Director of Israel
                                          Tractor

Moshe Gershi            45                General Manager of Balton


      Bernard Schreier has been the Chairman of the Board and a Director of the Company since August 6, 1989, and has been President of the Company since October 25, 1989. Mr. Schreier serves as Chairman of the Board and Managing Director of the CP Holdings Limited group of companies and is a director of Bank Leumi (UK) PLC. CP Holdings Limited is an affiliate which wholly owns a majority stockholder of the Company. Bernard Schreier is the father of Gideon Schreier.

      Fortunee F. Cohen has served as Secretary of the Company since October 25, 1989. Prior to her appointment as Secretary, Ms. Cohen was the director of Shareholder Relations of the Company.

      Michael M. Wreschner has been a Director of the Company since October 25, 1989 and an Assistant Secretary of the Company since November 1991. Mr. Wreschner is an executive director of the CP Holdings Limited group of companies. CP Holdings Limited is an affiliate which wholly owns a majority stockholder of the Company.

      Gideon Schreier has been a Director of the Company since October 25, 1989. He is the son of Bernard Schreier. Mr. Schreier is an executive director of the CP Holding Limited group of companies. CP Holdings Limited is an affiliate which wholly owns a majority stockholder of the Company.

      Leonard Goldfine, has been a Director of the Company since October 6, 1976 and served as Vice President of the Company from December 8, 1982 to August 1985. In the past five years Mr. Goldfine has had the following positions: Director of Development Corporation for Israel (Underwriter for State of Israel bonds), Chairman of the Board and Director of Tensiodyne Corporation (a scientific materials testing company) (1986-1989).

      Wilfred Wyler was elected as a Director of the Company on December 8, 1982 and is a senior partner in the certified public accounting firm of Wilfred Wyler and Co.

      Alfred L. Simon has been a Director of the Company since September 4, 1990. He is currently a Managing Associate of American Capital Group (since June, 1988). Prior to his current position he was Vice President of corporate finance at Gruntal & Co., Incorporated (1985-1987).

      The following executive officers of the Company's subsidiaries perform significant policy making functions for the Company:

      Jozsef Ferenc Polgar is the Chief Executive Officer of Investor and Chairman of the Board of Interag. On March 31, 1994, Mr. Polgar was appointed a Director of Agrimpex and subsequently elected by the Board as Chairman of Agrimpex. Prior to his positions with Investor and its subsidiaries, Mr. Polgar was the General Manager of trade development and finance at the Hungarian Ministry of Trade (1975-1988) and head of the business department of Prometheus company (1970-1975).

      Zvi Borowitsh has been the Managing Director of Israel Tractors since July 1989. Mr. Borowitsh is also the Chairman of Israel Quarrying & Mining Associations and an Assistant Professor of Earthmoving Technology and Management at Haifa Technion.

      Moshe Gershi has been the General Manager of Balton since April 1991. In his prior positions he served as General Manager (January 1991 to June 1991), Director of corporate finance (January 1989 to January 1991) and Treasurer (January 1987 to December 1988) of Koor Trade Ltd. which, through its wholly-owned subsidiary Koor USA, Inc., was the principal shareholder (49.71%) of the Company's outstanding voting securities until July 25, 1989.

      All Directors of the Company are elected by the shareholders for a one-year term and hold office until the next annual meeting of shareholders of the Company or until their successors are elected and qualify. The Board of Directors has appointed Messrs. Bernard Schreier, Gideon Schreier, Wreschner and Goldfine to serve on the Investment and Finance Committee of the Board of Directors. Executive officers are appointed by the Company's Board of Directors for a one-year term and hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.


ITEM 11. EXECUTIVE COMPENSATION

      Mr. Bernard Schreier was not given any compensation from the Company for serving as Chairman of the Board and President in 1996. No executive officer of the Company was paid compensation equal to or exceeding $100,000 in 1996.

      In November 1989, the Company entered into an agreement with CP Holdings Limited ("CP Holdings") pursuant to which the Company pays CP Holdings $4,000 per month in reimbursement of amounts paid by CP Holdings to certain officers of the Company for time spent working for the Company. In addition, the Company's subsidiaries paid CP Holdings an aggregate of $1.2 million in management fees for management services in 1996. CP Holdings beneficially owns approximately 73% of the Company's Common Stock.

      The Company has not granted restricted stock or options to purchase Common Stock to its officers or employees.

Compensation of Directors

      All Directors of the Company receive a fee of $10,000 per annum plus $500 for attendance at each meeting of the Board of Directors. All Directors are reimbursed for all reasonable expenses incurred by them in acting as a Director or as a member of any committee of the Board of Directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of March 31, 1997, concerning the ownership of the Common Stock by (a) each of the Company's current directors and nominees, (b) all current directors, officers and significant employees of the Company as a group, and (c) each person who, to the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock. Except as otherwise indicated, the stockholders listed in the table have the sole voting and investment power with respect to the shares indicated.

===============================================================================
                                                      Shares of
 Name and Address of                                Common Stock       Percent
 Beneficial Owner                                Beneficially Owned   of Class
-------------------------------------------------------------------------------
 Bernard and Lilly Schreier                           1,040,452(1)     73.1%
 Heriots
 Stanmore Common
 Middlesex HA7 3HG England
-------------------------------------------------------------------------------
 Gideon Schreier                                      1,040,452(2)     73.1%
 Kensworth House
 The Lynch, Nr Kensworth
 S Beds LU6 3QZ, England
-------------------------------------------------------------------------------
 Michael M. Wreschner                                 1,023,452(3)     71.9%
 10 Raleigh Close
 Hendon
 London NW4 2TA, England
-------------------------------------------------------------------------------
 Leonard Goldfine                                              200         *
 1424 Melrose Avenue
 Melrose Park, PA 19027
-------------------------------------------------------------------------------
 Wilfred Wyler                                                 -0-        --
 333 Central Park West
 New York, New York  10025
-------------------------------------------------------------------------------
 Alfred L. Simon                                               -0-         *
 334 West 87th Street, Apt 6A
 New York, New York  10024
-------------------------------------------------------------------------------
 Fortunee F. Cohen                                           24(4)         *
 1967 East 1st Street
 Brooklyn, New York  11223
-------------------------------------------------------------------------------
 Kenyon Phillips Limited/                             1,023,452(5)     71.9%
 CP Holdings Limited
 CP House, Otterspool Way,
 Watford By-Pass,
 Watford WD2 8HG England
-------------------------------------------------------------------------------
 Jozsef Ferenc Polgar                                           19         *
 1133 Budapest
 Ipoly,Utca 5/F
 Hungary
-------------------------------------------------------------------------------
 Moshe Gershi                                                  -0-        --
 65 The Vale
 London NW II
-------------------------------------------------------------------------------
 Zvi Borowitsh                                                 -0-        --
 8 Hamanor Street
 P.O.B. 214 Holon
 58101 Israel
-------------------------------------------------------------------------------
 All directors and officers as a                         1,040,676     73.1%
 group (7 persons)
===============================================================================

--------------

(1) Includes 1,023,452 shares of Common Stock beneficially owned by Kenyon Phillips Ltd ("Kenyon") and 17,000 shares of Common Stock beneficially owned by Gideon Schreier.

(2) Includes 17,000 shares of Common Stock for his own account and 1,023,452 shares of Common Stock beneficially owned by Kenyon.

(3) Includes 1,023,452 shares of Common Stock beneficially owned by CP through its wholly owned subsidiary Kenyon. Mr. Wreschner is a director of CP.

(4) Represents 24 shares of Common Stock beneficially owned by Fortunee F. Cohen, as custodian for Joyce Cohen and Elliott Cohen, who each own 12 shares of Common Stock.

(5) Kenyon beneficially owns an aggregate of 1,023,452 shares of Common Stock of the Company, constituting 71.9% of the Company's outstanding voting securities. According to the Schedule 13D filed by Kenyon, it is owned and controlled by CP. The Company is also informed that 90% of CP's voting securities is owned, and CP is controlled, by Bernard and Lilly Schreier.

* Represents beneficial ownership of less than 1% of the Common Stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Pursuant to an agreement with CP Holdings, the Company pays CP Holdings $4,000 per month in reimbursement of amounts paid by CP Holdings to certain officers of the Company for time spent working for the Company. In addition, the Company's subsidiaries paid CP Holdings an aggregate of $ 1.2 million in management fees for management services in 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

IIC INDUSTRIES INC. AND SUBSIDIARIES

(a)(1)  Financial Statements                                              Page

Financial Statement Index

Report of Grant Thornton LLP...............................................F-1

Consolidated Balance Sheets as at
December 31, 1996 and December 31, 1995....................................F-2

Consolidated Statements of Income for the
years ended December 31, 1996, 1995 and 1994...............................F-4

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1996, 1995 and 1994.......................F-5

Consolidated Statement of Cash Flows
for the years ended December 31, 1996, 1995 and 1994.......................F-6

Notes to Financial Statements..............................................F-8

(a)(2)  Financial Statement Schedules

Schedule II - Valuation Allowance Accounts................................F-30

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this report.


(d) DANUBIUS  HOTEL & SPA, RT. AND SUBSIDIARIES

Report of Ernst & Young...................................................   1

Consolidated Balance Sheets at December 31, 1996 and December 31, 1995....   2

Consolidated Statements of Income for the years ended December 31, 1996
and 1995..................................................................   3

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 1996 and 1995............................   4

Consolidated Statements of Cash Flows for the years ended December 31,
1996 and 1995.............................................................   5

Notes to Consolidated Financial Statements................................   6

(c)  Exhibits

EXHIBIT NO.   DESCRIPTION
-----------   -----------

3.1 Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 1 filed with Amendment No. 101 to Form N-2 filed with the Securities and Exchange Commission (the "Commission") on April 29, 1980, filed with Amendment No. 106 to Form N-2 filed with the Commission on April 29, 1985, filed with Amendment No. 108 to Form N-2 filed with the Commission April 29, 1987 and to Amendment No. 112 filed with the Commission on April 29, 1992)

3.2 By-Laws of Registrant (Incorporated by reference to Exhibit 2 filed with Amendment No. 101 to Form N-2 filed with the Commission on April 29, 1980, filed with Amendment No. 106 to Form N-2 filed with the Commission on April 29, 1985, filed with Amendment No. 108 to Form N-2 filed with the Commission April 29, 1987 and to Amendment No. 112 filed with the Commission on April 29, 1992)

10.1 Agreement dated May 2, 1991 by and between the Registrant, Balton B.V., Koor Trade Limited and Balton C.P. Limited for acquisition of 51% interest in Balton C.P. Limited (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

10.2 Share Purchase Agreement dated January 28, 1992 by and between the Registrant and the State Property Agency of the Republic of Hungary for acquisition of 60% interest in Investor Rt. (Incorporated by reference to Exhibit G to Amendment No. 2 to Application for an Order pursuant to Section 8(f) of the Investment Company Act of 1940 declaring that IIC Industries, Inc. (formerly Israel Investors Corporation) has ceased to be an Investment Company)

10.3 Agreements dated May 26, 1993 between Interag Kereskedelmi Reszvenytarsag and Shell Overseas Holdings Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)


10.4 Agreement dated May 26, 1993 between GMV of Bekes and Agrimpex Rt. (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)

10.5 Agreement dated December 9, 1994 between the Registrant and the State Property Agency of the Republic of Hungary for the acquisition of an additional 23% interest in Investor Rt. (Incorporated by reference by Exhibit 10.5 to the Registrant's Annual report on Form 10-K for the year ended December 31, 1994)

21.1          List of Subsidiaries

27            Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 30, 1997                 IIC Industries Inc.


                                       By: /s/ Bernard Schreier
                                          ---------------------------------
                                               Bernard Schreier, Chairman
                                               of the Board and President
                                               (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                             TITLE                          DATE
---------                             -----                          ----

 /s/ Bernard Schreier       Chairman of the Board,               April 30, 1997
------------------------    President and Director
Bernard Schreier            (Principal Executive Officer)

/s/ Michael M. Wreschner    Director                             April 30, 1997
------------------------    (Principal Financial Officer
Michael M. Wreschner        and Chief Accounting Officer)

/s/ Gideon Schreier         Director                             April 30, 1997
------------------------
Gideon Schreier

/s/ Leonard Goldfine        Director                             April 30, 1997
------------------------
Leonard Goldfine

/s/ Wilfred Wyler           Director                             April 30, 1997
------------------------
Wilfred Wyler

/s/ Alfred L. Simon         Director                             April 30, 1997
------------------------
Alfred L. Simon

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors
    IIC INDUSTRIES, INC.


We have audited the accompanying consolidated balance sheets of IIC Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IIC Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

We have also audited Schedule II of IIC Industries, Inc. and Subsidiaries for the years ended December 31, 1996, 1995 and 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP


New York, New York
April 30, 1997

                                IIC Industries, Inc.

                            CONSOLIDATED BALANCE SHEETS

                                    December 31,
                  (dollar amounts in thousands, except share data)


                         ASSETS                                 1996           1995
                                                               ------         -----
CURRENT ASSETS
   Cash and cash equivalents                                $  17,211       $  19,414
   Accounts receivable, net of allowances for doubtful
     accounts of $3,358 in 1996 and $3,058 in 1995             43,400          34,202
   Advances to subcontractors (Note D)                            282           1,336
   Inventories (Note F)                                        61,178          45,004
   Other current assets (Note Q)                               10,561          10,609
                                                            ---------       ---------

      Total current assets                                    132,632         110,565

RESTRICTED CASH (Note C)                                        8,356           5,719

PROPERTY AND EQUIPMENT, NET (Note G)                           33,630          28,418

INVESTMENTS IN AND ADVANCES TO                                 26,525          27,052
   AFFILIATED COMPANIES (Note H)

OTHER INVESTMENTS (Note I)                                        555           1,367

OTHER ASSETS                                                    1,858           2,328
                                                            ---------       ---------
                                                             $203,556        $175,449
                                                            =========       =========

The accompanying notes are an integral part of these statements.

                              IIC Industries, Inc.

                                  December 31,
                (dollar amounts in thousands, except share data)


          LIABILITIES AND STOCKHOLDERS' EQUITY                  1996           1995
                                                              -------        -------
CURRENT LIABILITIES
   Accounts payable                                         $  20,554      $  18,316
   Bank loans (Note J)                                         35,750         16,919
   Current maturities of long-term debt (Note K)                   88            127
   Accrued expenses and other payables (Note Q)                18,083         16,729
   Advances from customers (Note D)                            10,693          9,058
                                                             --------      ---------

      Total current liabilities                                85,168         61,149

LONG-TERM DEBT, less current portion (Note K)                   2,160          2,528

DUE TO AFFILIATES (Note L)                                      1,850          1,542

OTHER LIABILITIES AND DEFERRED
   CREDITS (Note Q)                                             5,854          5,760

MINORITY INTERESTS                                             20,494         22,171
                                                             --------       --------
                                                              115,526         93,150

COMMITMENTS AND CONTINGENCIES
   (Note O)

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value per share; authorized
     1,800,000 shares; issued 1,585,806 shares                  1,586          1,586
   Additional paid-in capital                                  22,941         22,941
   Retained earnings                                           92,053         79,342
   Foreign translation adjustment                             (25,825)       (18,845)
   Less treasury stock - at cost (162,438 shares)              (2,725)        (2,725)
                                                             ---------     ---------
                                                               88,030         82,299
                                                             ---------     ---------
                                                             $203,556       $175,449
                                                             =========     =========

The accompanying notes are an integral part of these statements.

                              IIC Industries, Inc.

                         CONSOLIDATED STATEMENTS OF INCOME

                              Years ended December 31,
           (dollar amounts in thousands, except share and per share data)

                                                   1996          1995          1994
                                                 -------       -------       -------

Net sales                                       $275,820      $280,921      $245,185
Cost of sales                                    210,593       219,975       193,673
                                                 -------       -------       -------

      Gross profit                                65,227        60,946        51,512

Selling, general and administrative expenses      49,083        43,401        37,978
                                                --------      --------      --------

      Operating income                            16,144        17,545        13,534
                                                  ------      --------      --------

Other income (expenses)
   Interest income                                 2,285         3,624         6,729
   Dividend income                                    22           254           149
   Equity in earnings (loss) of affiliates         4,230         3,823           (28)
   (Note H)
   Foreign currency (loss) gain (Note A-8)          (263)         (385)        1,330
   Gain on sale of noncurrent assets (Note         2,230         1,373         1,632
   M)
   Interest expense                               (4,100)       (4,764)       (4,705)
   Rental income                                   1,710         1,249         1,356
   Nonrecurring gain - settlement of                                           6,746
   warranty claim
   Other, net                                     (1,566)       (1,199)          573
                                               ---------     ---------    ----------

                                                   4,548         3,975        13,782
                                               ---------     ---------      --------

      Income before income taxes and
        minority interest                         20,692        21,520        27,316

Income taxes (Note Q)                             (5,046)       (5,655)       (7,384)
                                               ---------     ---------     ---------

      Income before minority interest             15,646        15,865        19,932

Minority interest                                 (2,935)       (4,224)       (3,791)
                                               ---------     ---------     ---------

      NET INCOME                               $  12,711     $  11,641     $  16,141
                                                ========      ========      ========

Net income per common share (Note A-10)            $8.93         $8.18        $11.34
                                                    ====          ====         =====

Weighted average number of common shares
   outstanding                                 1,423,368     1,423,368     1,423,368
                                               =========     =========     =========

The accompanying notes are an integral part of these statements.

                              IIC Industries, Inc.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1996, 1995 and 1994
                (dollar amounts in thousands, except share data)

                                    Common stock     Additional                Treasury stock        Foreign
                                  -----------------    paid-in    Retained    -----------------     translation
                                  Shares     Amount    capital    earnings    Shares     Amount     adjustment    Total
                                  ------     ------    -------    --------    ------     ------     ----------    -----

Balance at January 1, 1994       1,585,806  $1,586     $22,941    $51,560    162,438    $(2,725)   $  (8,854)   $64,508

Net income                                                         16,141                                        16,141
Foreign translation adjustment                                                                        (3,279)    (3,279)
                                 ---------  ------     -------    -------    -------    --------   ---------    -------

Balance at December 31, 1994     1,585,806   1,586      22,941     67,701    162,438     (2,725)     (12,133)    77,370

Net income                                                         11,641                                        11,641
Foreign translation adjustment                                                                        (6,712)    (6,712)
                                 ---------  ------     -------    -------    -------    --------   ---------    -------

Balance at December 31, 1995      1,585,806  1,586      22,941     79,342    162,438     (2,725)     (18,845)    82,299

Net income                                                         12,711                                        12,711
Foreign translation adjustment                                                                        (6,980)    (6,980)
                                 ---------  ------     -------    -------    -------    --------   ---------    -------

BALANCE AT DECEMBER 31, 1996     1,585,806  $1,586     $22,941    $92,053    162,438    $(2,725)   $ (25,825)   $88,030
                                 =========  ======     =======    =======    =======    ========   =========    =======

The accompanying notes are an integral part of this statement.

                              IIC Industries, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,
                         (dollar amounts in thousands)

                                                     1996         1995         1994
                                                   -------       ------       ------
Cash flows from operating activities
   Net income                                     $ 12,711     $ 11,641     $ 16,141
                                                   -------      -------      -------
   Adjustments to reconcile net income to net
   cash
    (used in) provided by operating activities
      Nonrecurring gain - settlement of                                       (6,746)
      warranty claim
      Depreciation                                   3,253        3,161        2,963
      Amortization                                      75          157          228
      Equity in (earnings) loss of affiliates,
      net of dividends                              (4,230)      (3,823)         325
      Minority interest                              2,935        4,224        3,791
      Gain on sale of noncurrent assets             (2,230)      (1,373)      (1,632)
      Foreign currency (gain) loss                     263          385       (1,330)
      Changes in operating assets and
      liabilities, net of effects of acquisition
         and dispositions of businesses:
          Accounts receivable                      (13,339)      (1,490)      (5,262)
          Inventories                              (20,880)      (3,785)      (9,792)
          Advances to subcontractors                 1,054          724        6,140
          Other assets                                (188)      (1,322)      (3,030)
          Accounts payable and accrued expenses      7,772        5,179       (2,172)
          Advances from customers                    1,681       (2,268)     (20,770)
                                                  --------     --------      -------

         Total adjustments                         (23,834)        (231)     (37,287)
                                                   -------    ---------      -------

         Net cash (used in) provided by
            operating activities                   (11,123)      11,410      (21,146)
                                                   -------      -------      -------

Cash flows from investing activities
   Purchase of subsidiaries, net of cash            (2,510)      (6,810)      (2,261)
   acquired
   Purchase of property and equipment              (10,636)      (6,729)      (4,461)
   Purchase of investments                          (1,713)     (31,352)        (361)
   Sale (purchase) of other assets                      74         (118)         (51)
   Advances from (to) affiliates                       (71)          22       (1,584)
   Proceeds on disposal of property and              3,178        2,834        1,264
   equipment
   Proceeds on disposal of investments               1,558       11,049        4,577
   Restricted cash                                  (2,637)       2,883       18,386
   Redemption of notes and loan receivable             196          194        1,689
                                                 ---------    ---------     --------
         Net cash (used in) provided by
            investing activities                   (12,561)     (28,027)      17,198
                                                   -------      -------     --------

                              IIC Industries, Inc.

                            Years ended December 31,
                         (dollar amounts in thousands)

                                                    1996          1995        1994
                                                   -------       ------      ------
Cash flows from financing activities
   Issuance of long-term debt                   $      422    $   2,143
   Principal payments on long-term debt               (381)      (1,567)   $   (427)
   Net receipts (payments) of short-term bank
     loans                                          23,074       (1,992)     (1,294)
                                                   -------     --------    --------

         Net cash provided by (used in)             23,115       (1,416)     (1,721)
            financing activities

Effect of exchange rate on cash                     (1,634)      (3,117)     (4,083)
                                                  --------     --------    --------

         Decrease in cash and cash equivalents
            during the year                         (2,203)     (21,150)     (9,752)

Cash and cash equivalents at beginning of year    $ 19,414       40,564      50,316
                                                  --------      -------     -------

Cash and cash equivalents at end of year          $ 17,211     $ 19,414    $ 40,564
                                                   =======      =======     =======

Supplemental disclosures of cash flow information:
  Cash paid during the year for
    Interest                                     $   6,077    $   5,716    $  6,086
    Income taxes                                     3,225        6,021       9,414

The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   1. Nature of Business and Principles of Consolidation

      IIC Industries, Inc. and Subsidiaries ("IIC" or the "Company") is majority-owned by a corporation which is wholly-owned by CP Holdings Limited ("CP").

      The consolidated financial statements include the accounts of IIC and all material majority-owned subsidiaries, except where control does not rest with the Company. All material intercompany transactions and balances have been eliminated. IIC is a holding company with subsidiaries in three principal geographic areas: (1) Investor Rt. ("Investor"), a 98.7%-owned Hungarian holding company which, through its subsidiaries, engages in a variety of commercial activities in Hungary; (2) Israel Tractor, a wholly-owned Israeli corporation which distributes tractors and related heavy machinery in Israel; and (3) Balton C.P. Limited ("Balton"), a 51%-owned English holding company with African subsidiaries engaged in the trading business in several African countries.

   2. Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less when purchased.

   3. Inventories

      Inventories are stated at the lower of cost (specific identification for heavy machinery or first-in, first-out) or market values.

   4. Property, Plant and Equipment

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method at rates calculated to write off the cost of the asset over its expected economic useful life. The rates are as follows:

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE A (CONTINUED)

                                                           Annual
                                                          percentage
                                                          ----------

                    Buildings                                2 - 4  %
                    Machinery and equipment                 10 - 50
                    Furniture and fixtures                  10 - 20
                    Motor vehicles                          15 - 25

   5. Investments

      Investments in affiliates (owned greater than 20% but not in excess of 50%) and noncontrolled subsidiaries are recorded under the equity method. Under such method, the investment is recorded at cost and adjusted by the Company's share of earnings or losses less distributions. Other investments are carried at cost, less provision for permanent diminution in value.

   6. Long-Term Contracts

      Income on long-term contracts is measured by using the percentage-of-completion method of accounting, based on the costs incurred to date compared with total estimated costs. Income is recognized upon the attainment of specific contract milestones. Full provision is made for losses on all contracts in the year in which they are first foreseen.

   7. Income Taxes

      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires the liability method of accounting for income taxes.

   8. Foreign Currency Exchange

      Investor uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of stockholders' equity. The translation adjustments for 1996, 1995 and 1994 were $7.0 million, $6.7 million and $3.3 million, respectively, which are reflected in stockholders' equity.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE A (CONTINUED)

      Israel Tractor uses the U.S. dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted or to which it is linked.

      Balton uses the U.S. dollar as the functional currency, since the African subsidiaries operate in hyperinflationary economies. These subsidiaries translate monetary assets and liabilities at year-end exchange rates and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Gains and losses resulting from the translation of these entities are included in results of operations and are as follows: 1996 - $179,000, 1995 - $(634,000), and 1994 - $877,000.

      Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations and are as follows: 1996 - $(442,000), 1995 - $249,000, and 1994 - $453,000.

   9. Derivative Financial Instruments

      Gains or losses resulting from changes in the market value of transactions entered into as hedges are deferred until the hedged transaction occurs. For transactions which do not qualify as hedges, gains and losses are recognized in the results of operations.

  10. Net Income Per Share

      Net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. The Company has no potentially dilutive securities. In 1994, the Company's settlement of a warranty claim against the State Property Agency of Hungary resulted in a gain of $6.7 million or $4.74 per common share. (See Note B.)

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE A (CONTINUED)

  11. Use of Estimates

      In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could affect those estimates.

  12. Reclassification

      Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.


NOTE B - ACQUISITION

   On January 28, 1992, the Company acquired a majority interest of Investor Reszvenytarsasag ("Investor") from the State Property Agency of Hungary ("SPA") for approximately $34 million in cash. Approximately $1.78 million of this amount was treated as recoverable because specific events covered by the warranty given by SPA had occurred. The warranty claim against SPA was settled during 1994, and at December 31, 1994, the investment increased to approximately $35 million and represented 94.8% of Investor's paid-in share capital. Investor's principal subsidiaries are Agrimpex RT ("Agrimpex" - 56%-owned) and Interag RT ("Interag" - 78%-owned). Agrimpex primarily imports and exports a wide variety of agricultural products, excluding livestock. Interag is a diversified company whose principal activities consist of a 28.9% interest in Danubius (see Note H), and the operation of motor dealerships, vehicle service and repair centers and a cold storage facility.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE B (CONTINUED)

   In December 1994, an agreement (the "Agreement") was reached between the Company and the SPA regarding the Company's warranty claims against the SPA under the original purchase agreement of January 28, 1992. For consideration of the waiver of the warranty claims, the Company received an additional 23% interest in Investor in exchange for approximately $900,000 and the forgiveness of a receivable of $1.78 million. This settlement was accounted for based on the estimated market value of the additional interest received less amounts paid and receivables forgiven, and resulted in a gain of $6.7 million. At the close of this transaction, the Company's total ownership interest in Investor increased from 70.9% to 94.8%. Under the Agreement, the SPA has agreed to support the Company in all legal disputes and claims instituted against any Hungarian third party based on the original purchase agreement.

   On September 7, 1995, Agrimpex , a 56%-owned subsidiary of Investor, directly and indirectly, through its wholly-owned subsidiary, Agrimill, Rt., acquired a 93.5% equity interest in Viktoria Rt. for approximately $6.6 million. Viktoria Rt. is involved in the milling of animal feed and flour.

   The acquisition was accounted for by the purchase method, and the excess ($3.4 million) of the fair value of the net assets acquired over the purchase price was allocated to reduce the value of the fixed assets acquired. The pro forma effect of this purchase on results of operations prior to acquisition is not material.


NOTE C - RESTRICTED CASH

   In 1996, restricted cash deposits are $8.4 million. The deposits are restricted as follows: $3.7 million to collateralize a repayment guarantee of the Katsina project (Note D); $3.3 million relating to compensating balances with respect to short-term borrowings; and $1.4 million relating to other guarantees.

   In 1995, restricted cash deposits are $5.7 million. The deposits are restricted as follows: $4.1 million to secure a repayment guarantee of the Katsina project (Note D); and $1.6 million relating to other guarantees.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994


NOTE D - ADVANCES TO SUBCONTRACTORS AND
            ADVANCES FROM CUSTOMERS

   In 1994, Balton B.V. - DWA (Nigeria) Ltd. ("BV-DWA"), a wholly-owned subsidiary of Balton, has contracted with the Nigerian Ministry for the construction and installation of a water treatment plant and related facilities in Katsina, Nigeria. In 1996, the original contract period expired. During 1996 and 1995, the Company recognized revenues of $11.3 million and $9.9 million, respectively, related to the project. Prior to 1996, no profit was recognized since the project was in its early stages. The parties have agreed, in principle, that phase one of the project has been completed and that BV-DWA will continue the project, subject to the revised terms and conditions, which are still to be finalized.

   Unaffiliated entities have been subcontracted for the construction work, and an affiliated entity of CP has been appointed as project manager. The original contract price was divided into a U.S. dollar element and a Nigerian naira element. Balton received $21.5 million and BV-DWA received $8.2 million from the Nigerian Ministry. The advance receipts to Balton and BV-DWA are made in order to faciliate payments to the subcontractors of $20.1 million. All of the receipts are covered by repayment guarantees to the Nigerian government in the event the contract is terminated, in which event, the amount of the repayment is subject to arbitration. Furthermore, all of the payments to the subcontractors are covered by repayment guarantees to Balton and BV-DWA.


NOTE E - SALE OF SUBSIDIARY SHARES

   On June 20, 1994, Agrimpex entered into an agreement with Peter Cremer and Partners, London, to sell 25.1% of its share capital out of its treasury shares for approximately $6 million plus interest at a rate of 7% per annum on any unpaid balance. The balance of the receivable was paid in September 1995. The weighted average book value of the shares was calculated to be approximately $5.3 million and a gain of $700,000 was recorded.

   In 1995, the parties agreed to adjust the purchase price of these shares for an additional $500,000. This amount was recorded as a gain in 1995, and the proceeds were received in February 1996.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE F - INVENTORIES

   Inventories at December 31 are as follows (in thousands):

                                                              1996           1995
                                                             ------         ------

      Raw material                                          $23,127        $12,432
      Work in progress                                          452          1,174
      Finished goods                                         37,599         31,398
                                                             ------         ------
                                                            $61,178        $45,004
                                                            =======        =======

NOTE G - PROPERTY AND EQUIPMENT

    Property and equipment at December 31 consist of the following (in thousands):

                                                             1996            1995
                                                            -------         ------
      Land                                                $   1,584      $   1,908
      Buildings                                              22,276         20,830
      Machinery and equipment                                 5,447          5,197
      Automotive                                             10,352          8,512
      Furniture and fixtures                                  5,693          4,452
      Construction in progress                                2,697            115
                                                           --------      ---------

                                                             48,049         41,014
      Less allowances for depreciation and amortization     (14,419)       (12,596)
                                                            -------        -------

                                                           $ 33,630       $ 28,418
                                                            =======        =======

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE H - INVESTMENTS IN AND ADVANCES TO
            AFFILIATED COMPANIES

    Significant investments in and advances to affiliated companies at December 31 are (in thousands):

                                            % owned in
                                            1996 and 1995     1996          1995
                                            -------------    ------        ------
      Dizengoff W.A. Nigeria Limited          88 and 52                  $  2,283
      ("Dizengoff")
      Danubius Hotel & Spa Rt.                30 and 25     $24,918        23,037
      ("Danubius")
      Harmashatarhegy Udvarhaz ("HU")         50 and 50         514           622
      Agrovagon Kft. ("Agro")                 48 and 48         538           518
      Other                                                     555           592
                                                          ---------      --------
                                                            $26,525       $27,052
                                                          =========      ========

   At April 16, 1996, the Company increased its holding in Dizengoff from 51.7% to 88.3% at a cost of approximately $778,000. Dizengoff operates in a country where exchange controls exist and, as a result, the Company did not previously hold economic control. Accordingly, this investment was accounted for under the equity method. Subsequent to April 16, 1996, sufficient control exists to justify consolidation. Dizengoff is active in the sale of various types of equipment and undertakes agricultural projects.

   HU operates a restaurant in Budapest and Agro is a rail car operator in Hungary, primarily serving agricultural cooperatives.

   In February 1995, Interag Rt. purchased approximately 18% of the share capital of Danubius Rt. ("Danubius"), a publicly quoted company on the Budapest Stock Exchange. At December 31, 1996, the quoted market value of the Company's effective investment in Danubius was approximately $61 million. Danubius owns a number of hotels in Hungary and specializes in spa facilities. During 1995, Interag Rt. and the Company purchased an additional 11% and 3.3%, respectively, of the share capital of Danubius. In January 1996, the Company purchased an additional 2.2% of the share capital of Danubius. At December 31, 1996, the Company's effective ownership percentage in Danubius was approximately 30% at a cumulative cost of $25 million. Accordingly, the Company accounted for this investment under the equity method. Under this method, the investment is carried

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE H (CONTINUED)

   at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.

   The following is summarized financial information of Danubius (in thousands) which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States.

                                                               December 31,
                                                          -----------------------
                                                           1996             1995
                                                          ------           ------
      Current assets                                   $  34,559         $  23,949
      Noncurrent assets                                  116,683           105,332
      Current liabilities                                 10,428             6,116
      Noncurrent liabilities                              26,462             1,047
      Stockholders' equity                               114,352           122,118

                                                           Year ended December 31,
                                                          ------------------------
                                                           1996              1995
                                                          ------            ------
      Sales                                              $71,951           $58,074
      Net income                                          14,295            13,275
      Company's share of equity in earnings                4,104             3,656

NOTE I - OTHER INVESTMENTS

   Other investments (less than 20% owned) primarily consist of ownership in nonpublic Hungarian companies in the trading, retail, banking or investment businesses.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE J - SHORT-TERM DEBT

   The Company's short-term debt consists of notes payable to banks, primarily Hungarian banks, with a weighted average interest rate of approximately 24% and 30% in 1996 and 1995, respectively. Unused lines of credit totaled $33.1 million in 1996 and $18.5 million in 1995. The debt is collateralized by inventory, buildings and machinery.


NOTE K - LONG-TERM DEBT

   Long-term debt at December 31 is as follows (in thousands):

                                                              1996         1995
                                                            -------      -------
     Israeli bank debt of 203 million Japanese yen
       payable in 1998, interest of LIBOR + 0.5%,
       guaranteed by IIC                                     $1,715       $1,979

      Hungarian bank debt for the purchase of fixed assets,
        interest of 25%                                         303

      Hungarian State Municipalities loan for the purchase
        of eight properties; interest rate of 20%               199          307

     Revolving credit facility collateralized by a
        standby letter of credit by Balton                                   284

     Other                                                       31           85
                                                            -------      -------
                                                              2,248        2,655
     Less current maturities                                     88          127
                                                            -------       ------
                                                             $2,160       $2,528
                                                            =======       ======

   The aggregate loan maturities are as follows: 1997 - $88,000; 1998 - $1,829,000; 1999 - $116,000; 2000 - $63,000; 2001 - $61,000; and thereafter
   - $91,000.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE L - DUE TO AFFILIATES

   At December 31, 1996 and 1995, amounts due to affiliates consist of management fees and expense reimbursements of $121,000 and $137,000, respectively, payable to CP; management fees of $386,000 and $62,000 in 1996 and 1995, respectively, payable to CP affiliates; and a loan due to a shareholder of Balton of $1,343,000. The loan has an interest rate of 1% above the twelve-month LIBOR rate.


NOTE M - GAIN ON SALE OF NONCURRENT ASSETS

   During 1996, Interag completed the sale of several parcels of land to Shell for $2.2 million in cash. The sale resulted in a gain of approximately $1.5 million.


NOTE N - RELATED PARTY TRANSACTIONS

   Related party transactions include purchases and sales of goods, providing management services and purchases and sales of agricultural commodities among subsidiary companies. All significant intercompany transactions and balances have been eliminated.

   The Company incurred management fee expenses and other expenses payable to CP in the amount of $1.2 million during 1996, $994,000 during 1995 and $907,000 during 1994, net of expense reimbursements.

   During 1996 and 1995, Israel Tractor purchased machinery and equipment, which at the request of the supplier, was channeled through CP. For the rendering of this service, CP received a fee of 2% of the purchases, or approximately $425,000 and $540,000, respectively. The fee was used to cover administration, financing, and dealings with the major supplier.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994


NOTE O - COMMITMENTS AND CONTINGENCIES

   Lease Commitments

   The Company is a party to a number of lease agreements, the majority of which involve buildings or office space and are cancelable by either party with notice of up to one year. Rent expense is $461,000 in 1996, $599,000 in 1995 and $847,000 in 1994. There are no significant noncancelable lease commitments.

   Contingent Liabilities

   Agrimpex imports and exports certain agricultural commodities both on its own account and as an agent for its customers, receiving a commission for its transactions in the ordinary course of business. As agent in these transactions, Agrimpex is responsible for collections of deposits from customers, the delivery of the goods and the collection of the related sales value from the purchasers.

   The Company has given a guarantee to the bankers of Balton, amounting to $1.6 million. The guarantee is in respect of various outstanding letters of credit, given by the bankers of certain of Balton's creditors. The Company has also agreed to indemnify a co-guarantor for any losses accumulating to $510,000.

   Balton has given guarantees to third parties in the amount of approximately $1,250,000.

   Investor and certain of its subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $9.6 million.

   Litigation

   The Company is a party to litigation in the ordinary course of business. None of this litigation is expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE O (CONTINUED)

   At the beginning of 1997, it became apparent that in 1996 the Managing Director of Agrimill Rt. and two of his Deputies were involved in irregular transactions that have caused material loss to the Company. The nature of the irregular activities was such that certain transactions were made between Agrimill Rt. and companies that were owned directly and indirectly by the managers for their own personal benefit. The full extent of the transactions is not yet determined, while a full independent investigation is being carried out. The three managers concerned have subsequently been relieved of all reponsibilities within the group. Legal action is being pursued against these managers in order to recover damages for the losses incurred. However, no assurances can be made regarding the potential outcome of the litigation at this time.

   Settlement of Claim With Former Officers and Directors

   During 1993, three management directors (all executive officers) of Agrimpex planned to separate from the Company and form a competing operation. In the first quarter of 1994, the management directors announced their plan to leave the Company and a claim was submitted and paid for settlement of separation and other arrangements and loss of office.

   Management of Investor initiated legal action against the former management of Agrimpex stating that their actions were improper, being an abusive exercise of rights and against the interests of Agrimpex, and that no amounts should have been paid. Pursuant to an agreement dated August 31, 1994, Investor, Agrimpex and the former Agrimpex Management Directors agreed to settle all legal proceedings out of court and Agrimpex recovered $3.7 million net of legal costs, of which the Company's share was $1.1 million after income taxes and minority interests.

   As part of the settlement, all of the money paid to the former Agrimpex Management Directors, under the separate arrangements which Investor and Agrimpex were vigorously challenging in the courts, was returned to Agrimpex.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE P - FINANCIAL INSTRUMENTS AND CONCENTRATION
            OF CREDIT RISK

   Substantially all of the Company's revenues are derived from foreign operations. Most of the countries where the Company operates, such as Hungary and several African countries, do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. The Hungarian currency has undergone devaluations against the U.S. dollar at a rate of 21% in 1996 and 20% in 1995. The African countries in which it conducts business have also undergone major currency devaluations.

   As a foreign owner of a Hungarian company, the Company is entitled to receive its dividends or return of its capital in the original currency of investment without restrictions.

   Dividends of Hungarian companies may be paid only from retained earnings as determined in accordance with Hungarian statutory accounting regulations. Such retained earnings are different from the Company's retained earnings included in the Company's consolidated financial statements, due to a number of differences in the accounting standards used.

   The Company's policy is not to distribute any earnings for any of its subsidiaries. These earnings are to be permanently reinvested in the applicable subsidiaries.

   Derivative financial instruments are utilized by the Company to reduce foreign exchange risk and price risk relating to its heavy equipment distribution and agricultural commodity business. The Company does not hold or issue derivative financial instruments for trading purposes.

   Israel Tractor enters into foreign currency forward contracts and call option contracts to reduce the impact of fluctuations of certain currencies against the U.S. dollar. Gains and losses resulting from such transactions are reflected in the results of operations. These contracts reduce exposure to currency movements resulting primarily from nondollar-denominated trade receivables and the Israeli tax effects of dollar-denominated trade purchases.

   At December 31, 1996, Israel Tractor had foreign currency forward contracts, with notional values of $17 million, to purchase and sell Israeli shekels. All of the contracts mature within eight months.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE P (CONTINUED)

   Agrimpex engages in the commodities futures market to lock in prices in its agricultural business and decrease volatility related to fluctuations in spot market prices. At December 31, 1996, Agrimpex had commodity futures and option contacts, with a notional value of $5.1 million, to purchase and sell meal and soybean. All of the contracts mature within three months.

   Current pricing models were used to estimate the fair values of foreign currency forward contracts, call options and commodity contracts. The counterparties to these contracts are creditworthy multinational commercial banks or other financial institutions, which are recognized market makers.

   Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's short-term and long-term debt approximates the carrying value.

   The carrying value of financial instruments potentially subject to valuation risk except as noted above (principally consisting of cash, accounts receivable and accounts payable) approximates fair market value.


NOTE Q - INCOME TAXES

   An analysis of the components of income tax expense is as follows (in thousands):

                                                    1996          1995          1994
                                                   ------        ------        ------
     Current income tax expense
        Federal                                  $     33       $   225       $   200
        State                                          20            63           148
        Foreign                                     3,704         5,725         5,063
                                                    -----         -----         -----
                                                    3,757         6,013         5,411
     Deferred income tax expense
        Foreign                                     1,289          (358)        1,973
                                                    -----        ------         -----
     Income tax expense                            $5,046        $5,655        $7,384
                                                    =====         =====         =====

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE Q (CONTINUED)

   The foreign portion of income before taxes was $20.6 million in 1996, $21.9 million in 1995 and $20.5 million in 1994.

   Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the rates applicable to their respective foreign tax jurisdictions.

   The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities, which are included in current assets and accrued expenses, are shown in the following table (in thousands):

                                                  1996           1995         1994
                                                --------       -------     ---------
     Deferred tax assets
        Impairment of investments               $    111      $    144     $     366
        Reserves for guarantees and loss             535           161            54
        contracts
        Bad debt and inventory reserves              825           693           415
        Net operating loss carryforwards             537         1,369           756
        Vacation pay                                 385           379           376
        Other                                         37           228            65
                                                --------       -------     ---------

                                                   2,430         2,974         2,032

     Valuation allowance                            (834)       (2,000)       (1,239)
                                                 -------        ------        ------

          Deferred tax assets                      1,596           974           793

     Deferred tax liabilities
        Deferred income on sales and services     (2,207)         (382)          (92)
        Other                                        (86)                       (135)
                                                --------     ----------      -------

     Net deferred tax (liabilities) assets      $   (697)    $     592      $    566
                                                 =======      ========       =======

   A valuation allowance has been established due to the uncertainty of whether the Company will generate sufficient taxable earnings in Hungary to fully realize the deferred tax asset.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE Q (CONTINUED)

   Included in other liabilities and deferred credits are deferred tax credits of approximately $4.4 million which represent the liability for taxes due upon repatriation of foreign earnings of previous years prior to deregistration as an investment company.

   The Company has available for income tax purposes net operating losses aggregating approximately $4.1 million expiring in the years ending 1997 to 2000.

   A reconciliation of the difference between the Company's consolidated effective income tax and the tax at the Federal statutory rate is shown in the following table (in thousands):

                                                   1996          1995          1994
                                                  ------        ------        ------
     Income tax at U.S. Federal statutory rate    $7,263       $ 7,964        $7,096
     Effect of different foreign tax rates          (942)       (1,612)          324
     State and local tax, net of Federal
       effect                                         13            40            96
     Foreign owner allowance (Hungary)                                          (397)
     Dividends received exclusion (Hungary)         (784)         (246)         (113)
     Nondeductible losses of subsidiaries            110           386           881
     Currency exchange                              (716)         (613)         (978)
     Equity in earnings of affiliate                              (597)
     Miscellaneous items                             102           333           475
                                                  ------       -------        ------

     Income tax expense                           $5,046       $ 5,655        $7,384
                                                  ======       =======        ======

   No provision has been made for U.S. or additional foreign taxes on the current undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practicable to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to reduce U.S. taxes payable.

   The corporate tax rate in Hungary for 1996 and 1995 is made up of two levels of taxation: an 18% rate on profits and a 23% rate on dividends paid. The two-level tax is a significant change from that which existed in 1994 of 36%.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE R - INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

   The Company's operations have been classified into five business segments:
   Sale and distribution of motor vehicles, export and import of agricultural products, distribution of tractors and heavy equipment, trading of agricultural, communications and electrical equipment and other industries, which includes wholesale and retail consumer and corporate expenses.

   The Company's subsidiary Israel Tractor, which distributes tractors and heavy equipment has obtained the franchises to sell machines and spare parts manufactured by four suppliers, which represent a significant portion of Israel Tractor's revenues. According to the terms of the agreements, the franchises may be terminated by an advance notice of 60 - 90 days, in accordance with the usual practice with other companies.

                                      Export                 Agricultural,
                                        and       Tractors      communi-
                                     import of      and      cations, and
                           Motor    agricultural   heavy      electrical     Other
                          vehicles    products    equipment    equipment   industries    Consolidated
                          --------- ------------ ----------  ------------- -----------   ------------
                          --------------------------(amounts in thousands)---------------------------
1996
Revenue
  Sales to unaffiliated
     customers            $ 12,004    $121,631     $ 81,824     $ 57,276     $  3,085      $275,820
                          ========    ========     ========     ========     ========      ========

Operating income (loss)   $   (214)   $  2,352     $  6,613     $  9,599     $ (2,206)     $ 16,144
                          ========    ========     ========     ========     ========      ========

Depreciation and
   amortization           $    119    $  1,371     $    959     $    384     $    495      $  3,328
Capital expenditures           402       2,930        3,037        1,357        2,910        10,636

Identifiable assets at
   December 31, 1996      $  3,971    $ 64,518     $ 50,178     $ 42,471     $  7,201      $168,339
                          ========    ========     ========     ========     ========      ========

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE R (CONTINUED)

                                               Export                          Agricultural,
                                                 and            Tractors         communi-
                                              import of           and          cations, and
                                   Motor     agricultural         heavy         electrical          Other
                                 vehicles      products         equipment        equipment        industries     Consolidated
                                 --------    ------------       ---------      -------------      ----------     ------------
                                 -----------------------------------(amounts in thousands)-----------------------------------
1995
   Revenue
     Sales to unaffiliated
        customers                $10,017       $122,810           $91,418           $43,162        $13,514           $280,921
                                 =======       ========           =======           =======        =======           ========

   Operating income (loss)       $  (221)      $  6,481           $ 9,799           $ 4,868        $(3,382)          $ 17,545
                                 =======       ========           =======           =======        =======           ========

   Depreciation and
      amortization               $   176       $  1,325           $   821           $   249        $   747           $  3,318
   Capital expenditures              891          1,111             2,015               769          1,943              6,729

   Identifiable assets at
      December 31, 1995          $ 5,048       $ 57,280           $47,465           $24,822        $16,063           $150,678
                                 =======       ========           =======           =======        =======           ========


1994
   Revenue
     Sales to unaffiliated
     customers                   $12,034       $104,874           $85,819           $26,496        $15,962           $245,185
                                 =======       ========           =======           =======        =======           ========
   Operating income (loss)       $  (312)      $  7,860(a)        $ 9,962           $    96        $(4,072)          $ 13,534
                                 =======       ========           =======           =======        =======           ========
   Depreciation and
      amortization               $   185       $    973           $   687           $   170        $ 1,176           $  3,191
   Capital expenditures            1,063          1,041             1,643               314            400              4,461

   Identifiable assets at
      December 31, 1994          $ 5,425       $ 55,931           $47,175           $22,596        $39,907           $170,034
                                 =======       ========           =======           =======        =======           ========

(a) See Note O regarding the settlement of claim with the former officers and directors.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE R (CONTINUED)

      The Company has three principal areas of operation with respect to its subsidiaries: Investor and its subsidiaries in Hungary; Israel Tractor in Israel; and Balton and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Uganda and Kenya.

                                                                                                      England
                                               Hungary           Israel             Africa           and other         Consolidated
                                               -------           ------             ------           ---------         ------------
                                               -----------------------------(amounts in thousands)---------------------------------
1996
   Revenue
     Sales to unaffiliated customers           $136,720           $81,824           $23,051           $ 34,225            $275,820
     Transfers between geographic areas                                              34,225            (34,225)
                                               --------           -------           -------           ---------           --------

                                               $136,720           $81,824           $57,276           $     -             $275,820
                                               ========           =======           =======           =========           ========

   Operating income (loss)                     $    357           $ 6,613           $ 9,174                               $ 16,144
                                               ========           =======           =======                               ========

   Equity income                               $  4,192           $    59           $   (21)                              $  4,230
   Depreciation and amortization                  1,985               959               288                $96               3,328
   Capital expenditures                           6,242             3,037             1,357                                 10,636

   Identifiable assets at December 31, 1996    $ 75,690           $50,178           $12,445           $ 30,026            $168,339
                                               ========           =======           =======           =========           ========


1995
   Revenue
     Sales to unaffiliated customers           $146,341           $91,418           $15,490           $ 27,672            $280,921
     Transfers between geographic areas                                              27,672            (27,672)
                                               --------           -------           -------           ---------           --------

                                               $146,341           $91,418           $43,162           $     -             $280,921
                                               ========           =======           =======           =========           ========

   Operating income (loss)                     $  2,878           $ 9,799           $ 4,868                               $ 17,545
                                               ========           =======           =======                               ========

   Equity income                               $  3,656           $    18           $    (5)          $    154            $  3,823
   Depreciation and amortization                  2,249               821               213                 35               3,318
   Capital expenditures                           3,945             2,015               769                                  6,729

   Identifiable assets at December 31, 1995    $ 78,391           $47,465           $13,673           $ 11,149            $150,678
                                               ========           =======           =======           =========           ========

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



NOTE R (CONTINUED)

                                                                                                    England
                                             Hungary           Israel             Africa           and other        Consolidated
                                             -------           ------             ------           ---------        ------------
                                             ------------------------------(amounts in thousands)-------------------------------
1994
   Revenue
     Sales to unaffiliated customers         $132,870           $85,819           $10,891           $ 15,605            $245,185
     Transfers between geographic areas                                            15,605            (15,605)
                                             --------           -------           -------           --------            --------

                                             $132,870           $85,819           $26,496           $      -            $245,185
                                             ========           =======           =======           ========            ========

   Operating income (loss)                   $  3,476           $ 9,962           $    96           $      -            $ 13,534
                                             ========           =======           =======           ========            ========

   Equity income                             $    164           $    (3)          $  (189)                              $    (28)
   Depreciation and amortization                2,334               687               128           $     42               3,191
   Capital expenditures                         2,504             1,643               314                                  4,461

   Identifiable assets at December 31, 1994  $100,263           $47,175           $11,699           $ 10,897            $170,034
                                             ========           =======           =======           ========            ========

      Operating income for each segment includes gross profit less selling, general and administrative expenses.

      Identifiable assets for each segment include all assets of the businesses in the related segments, except for investments in affiliated companies which are not part of the relevant segments, and non-investment-related assets of the holding company, which are considered corporate assets not related to operations of any of the segments.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1996, 1995 and 1994



 NOTE S - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         December 31          September 30                 June 30              March 31
                                         -----------          ------------                 -------              --------
                                                          (amounts in thousands, except per share amounts)
Fiscal 1996 quarters ended:
  Net sales                                $78,849                 $69,761                  $67,712               $59,498
  Gross profit                              17,262                  17,835                   16,172                13,958
  Income before income taxes and             4,557                   5,836                    7,721                 2,578
     minority interest
  Net income                                 2,935                   3,644                    4,378                 1,754

  Net income per share                     $  2.06                 $  2.56                  $  3.08               $  1.23
                                           =======                 =======                  =======               =======
Fiscal 1995 quarters ended:
  Net sales                                $71,435                 $71,287                  $71,369               $66,830
  Gross profit                              12,902                  14,919                   16,649                16,476
  Income before income taxes and
     minority interest                       5,559                   4,241                    6,381                 5,339
  Net income                                 3,705                   2,970                    2,630                 2,336

  Net income per share                     $  2.60                 $  2.09                  $  1.85               $  1.64
                                           =======                 =======                  =======               =======
Fiscal 1994 quarters ended:
  Net sales                                $70,711                 $53,221                  $65,751               $55,502
  Gross profit                              11,724                  13,691                   13,446                12,651
  Income before income taxes and
      minority interest                     11,995                   6,927                    4,657                 3,737
  Net income                                 9,144                   2,981                    2,066                 1,950

  Net income per share                     $  6.42                 $  2.09                  $  1.45               $  1.38
                                           =======                 =======                  =======               =======

During the fourth quarter of 1996, Investor incurred inventory write-downs of approximately $3.5 million as a result of decreases in the market value of wheat.

During the third and fourth quarters of 1994, the Company's settlement of its claim against the SPA and former officers and directors resulted in a gain of approximately $6.7 million and $1.4 million before income taxes, respectively.

                     IIC Industries, Inc. and Subsidiaries

                   SCHEDULE II - VALUATION ALLOWANCE ACCOUNTS

                 Years ended December 31, 1996, 1995 and 1994
                             (amounts in thousands)

           Column A                       Column B       Column C                 Column D                   Column E
           --------                       --------       --------      -------------------------------       --------
                                         Balance at     Charged to        Deduction -      Deduction -       Balance at
                                          beginning      costs and     foreign currency     credit to          end of
        Description                       of period      expenses         translation        reversal          period
        -----------                       ---------      --------         -----------        --------          ------
1996
    Doubtful accounts                     $ 3,058         $1,048        $  (265)             $  (483)         $ 3,358
    Inventory reserves                        744          3,866           (394)                (216)           4,000
    Investments                             3,847                          (617)                (508)           2,722
    Loan provisions                         2,895                          (148)              (2,325)             422
    Customer credits and discounts            378                                                (38)             340
    Warranty                                  456             34             (7)                  (4)             479
                                          -------         ------        -------              -------          -------
                                          $11,378         $4,948        $(1,431)             $(3,574)         $11,321
                                          =======         ======        =======              =======          =======

1995
    Doubtful accounts                     $ 2,311         $1,728        $  (249)             $  (732)         $ 3,058
    Inventory reserves                        812            347            (33)                (382)             744
    Investments                             3,964            775           (742)                (150)           3,847
    Loan provisions                         2,833            284           (222)                                2,895
    Customer credits and discounts            399                                                (21)             378
    Warranty                                   75            447            (11)                 (55)             456
                                          -------         ------        -------              -------          -------
                                          $10,394         $3,581        $(1,257)             $(1,340)         $11,378
                                          =======         ======        =======              =======          =======

1994
   Doubtful accounts                      $ 2,213         $  947        $  (111)             $  (738)         $ 2,311
   Inventory reserves                         967            419            (24)                (550)             812
   Investments                              3,486            927           (449)                                3,964
   Loan provisions                          1,962          1,375           (155)                (349)           2,833
   Customer credits and discounts             497                                                (98)             399
   Warranty                                   244                            (9)                (160)              75
                                          -------         ------        -------              -------          -------
                                          $ 9,369         $3,668        $  (748)             $(1,895)         $10,394
                                          =======         ======        =======              =======          =======

                        Report of Independent Auditors



To the Shareholders and Board of Directors
Danubius Hotel and Spa Rt. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Danubius Hotel and Spa Rt. and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with International Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements give a true and fair view of the consolidated financial position of Danubius Hotel and Spa Rt. and Subsidiaries at December 31, 1996, and of the consolidated results of their operations and their cash flows for the year then ended in accordance with International Accounting Standards.





Ernst & Young
Budapest, Hungary
March 11, 1997.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(All amounts in HUF 000,000's)

                                                                       At December 31,
                                                           Notes      1996         1995
                                                         --------   --------    ----------
ASSETS
Current Assets:
   Cash                                                                3,306         1,745
   Accounts receivable                                       3           899           800
   Inventory                                                 4           179           120
   Other current assets                                      5         1,323           575
                                                                     -------      --------
Total current assets                                                   5,707         3,240

Non-current Assets:
   Property, plant and equipment                             6        19,053        14,215
  Other non-current assets                                   7           216           320
                                                                     -------      --------
Total non-current assets                                              19,269        14,535
                                                                     -------      --------
Total assets                                                          24,976        17,775
                                                                     =======      ========
                                                                     =======      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                                458           204
   Advance payments from guests                                           43            23
   Income taxes payable                                                    -           117
   Other payable and accruals                                            580           463
   Current portion of long-term debt                         8            16            17
                                                                     -------      --------
Total current liabilities                                              1,097           824

Long Term Liabilities
    Long-term debt                                           8         4,357           126
    Deferred customs duties                                               13            17
                                                                     -------      --------
Total long term liabilities                                            4,370           143

                                                                     -------      --------
Total liabilities                                                      5,467           967
Minority interest                                            9           625            60

Shareholders' Equity:
   Share capital                                            11         8,000         8,000
   Capital reserve                                                     6,253         6,253
   Retained earnings                                                   4,631         2,495
                                                                     -------      --------
Total shareholders' equity                                  20        18,884        16,748
                                                                     -------      --------
Total liabilities and shareholders' equity                            24,976        17,775
                                                                     =======      ========

See accompanying notes to consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(All amounts in HUF 000,000's)



                                                                   Year ended December 31,
                                                          Note       1996         1995
                                                         -------    ------       ------
Net sales                                                           10,771        6,934
Cost of sales                                                       (5,310)      (3,847)
                                                                    -------      -------

Gross profit                                                         5,461        3,087

Selling, general and administration                                 (3,219)      (1,800)
                                                                    -------      -------

Operating income                                                     2,242        1,287

Other income (expense):
   Interest income and profit from bond trading
                                                                       502          371
   Income from managed facilities                          12            -          350
   (Loss) on sale of fixed assets                                      (26)         (33)
   Interest expense                                                   (244)         (57)
   Other income                                                        170          151
                                                                    -------      -------
     Total other income                                                402          782
                                                                    -------      -------

Income before minority interest and income taxes
                                                                     2,644        2,069

Minority interest                                                      (56)          (1)
                                                                    -------      -------

Income before income taxes                                           2,588        2,068

Income taxes                                               10         (448)        (354)
                                                                    -------      -------

Net income                                                 20        2,140        1,714
                                                                    =======      =======


See accompanying notes to consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(All amounts in HUF 000,000's)


                                        Share        Capital      Retained
                                       Capital       Reserve      Earnings       Total
                                       -------       -------      --------       -----
January 1, 1995                         8,000         3,432         2,326         13,758

Net income                               --            --           1,714          1,714

Reinstatement of assets carrying
   values - see Note 16
                                         --           1,736          --            1,736

Reclassification
   See Note 16                           --           1,085        (1,085)          --

Dividends paid                           --            --            (400)          (400)

Other                                    --            --             (60)           (60)

                                      -------       -------       -------        -------

December 31, 1995
                                        8,000         6,253         2,495         16,748

Net income                               --            --           2,140          2,140

Other                                    --            --              (4)            (4)

                                      -------       -------       -------        -------

December 31, 1996                       8,000         6,253         4,631         18,884
                                      =======       =======       =======        =======


See accompanying notes to consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(All amounts in HUF 000,000's)

                                                      Year ended December 31,
                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
Net income                                              2,140         1,714
Depreciation and amortisation                             635           481
Provision for write down of investments                  --            --
Loss on sale of fixed assets                               26            33
Minority interest in income                                56            (1)
Other                                                      (4)          (66)
Changes in assets and liabilities:
   Accounts receivable and other current assets        (1,065)         (904)
   Inventory                                              (27)            3
   Accounts payable and accruals                          316            16
   Taxation liabilities including VAT                    (162)            3
   Deferred income and accruals                            (4)           12
                                                       ------        ------
Net cash flow provided by (used in) operations          1,911         1,291

Cash flows from investing activities:
Purchase of property, plant and equipment              (2,549)         (711)
Cash acquired on purchase of Hotel Helia                   75          --
Cash paid on acquisition of Helia                        (525)         --
Proceeds on disposal of investments                      --              31
Decrease in other non-current assets                     (121)         --
Proceeds on sale of property, plant and equipment           5            12
Other                                                    --               1
                                                       ------        ------
Net cash flow provided by (used in) investing          (3,115)         (667)
                                                       ------        ------

Cash flows from financing activities:
Net decrease (increase) in long-term debt               2,765           (86)
Dividends paid                                           --            (400)
                                                       ------        ------
Net cash flow provided by (used in) financing           2,765          (486)
                                                                     ------

Increase in cash                                        1,561           138
Cash at beginning of year                               1,745         1,607
                                                       ======        ======
Cash at end of year                                     3,306         1,745
                                                       ======        ======

Supplemental disclosure of other items:
Net interest received during the year                     132            56
Net income taxes (paid) during the year                  (427)         (856)


See accompanying notes to consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)


1.     GENERAL
       Danubius Hotel and Spa Rt. ("Danubius" or "the Company") is a company limited by shares incorporated under the laws of the Republic of Hungary. The Company and its subsidiaries provide hospitality services in Hungary, with an emphasis on 4 and 5 star spa-hotels.

       Danubius operated as a self-administered State enterprise (Danubius Hotel and Spa Company) controlled by an Enterprise Council until July 31, 1991. Effective July 31, 1991, Danubius was transformed into a company limited by shares and ownership was passed to the State Property Agency ("SPA"). In November 1992, a portion of Danubius' outstanding shares was publicly sold and such shares were listed for trading on the Budapest Stock Exchange.

2.     SIGNIFICANT ACCOUNTING POLICIES

       ACCOUNTING CONVENTION
       Danubius Hotel and Spa Rt. and its subsidiaries maintain their official accounting records and prepare their financial statements for domestic purposes in accordance with the accounting regulations of Hungary. The accompanying financial statements have been prepared in accordance with International Accounting Standards and, as a consequence, reflect adjustments not recorded in the Hungarian statutory records.

       The accompanying financial statements are prepared under the historical cost convention. In connection with the transformation of the state enterprise into a limited liability company at July 31, 1991 the Company valued certain non-current assets to their estimated market values based on independent valuations. These amounts became the accounting and tax bases.

       BASIS OF CONSOLIDATION
       The consolidated financial statements include the financial statements of Danubius Hotel and Spa Rt. and its significant subsidiaries after elimination of all material inter-company transactions and balances.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)




       BASIS OF CONSOLIDATION (CONTINUED)

       The Company's principal subsidiary undertakings at December 31, 1996 are as follows:


                                                                                                Proportion of
                                                                       Country                 Shares Held at
                       Name            Principal Activity        of Incorporation               31 December
                       ----            ------------------        ----------------               -----------
                                                                                           1996             1995
                                                                                           ----             ----

             Hotel Helia Rt.            Hotel/Restaurant             Hungary               73%               14%
                                             operator

         Hotel Hullam Kozos             Hotel/Restaurant             Hungary               53%               53%
                   Vallalat                 operator

              Danubius Beta             Hotel/Restaurant             Hungary               100%             100%
                 Hotels Kft.                operator

       Hotelreservierung und            Hotel Reservation            Germany               100%             100%
           Reiseservice fur                  operator
                Ungarn GmbH

       During 1996, the Company wound up its subsidiary Hotel Esztergom Bt. The net assets of Hotel Esztergom Bt. were taken into the books of Danubius Hotel and Spa Rt. at their book values, resulting in no effect in the consolidated statement of income.

       CASH AND CASH EQUIVALENTS

       Cash equivalents are liquid investments with original maturities of three months or less.

       INVENTORY

       Inventory is stated at the lower of cost or net realisable value after making allowance for any obsolete or slow moving items. Cost is determined by the weighted average method.

       PROPERTY, PLANT AND EQUIPMENT

       Valuation Process
       Property, plant and equipment and other assets were included at July 31, 1991 at amounts determined by valuation.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)



       PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

       This valuation was performed as part of the process of transforming the Company to an Rt. The valuation of assets was performed by an independent valuer. The following methodologies were used in the valuation for the various categories of assets:

       o The sales comparison approach was applied to the valuation of land.

       o The depreciated replacement cost approach was applied to the valuation of buildings and structure.

       Depreciation

       Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method. The rates used by the Company are 2% for buildings, 2% to 6% for building and leasehold improvements and 12-25% for machinery and equipment.

       For assets held prior to July 31, 1991, the depreciation rates are applied on the revalued asset value from July 31, 1991.

       Refurbishment

       Significant refurbishment costs are capitalised and depreciated in accordance with the policy for buildings.

       Management have been unable to identify the cost of assets replaced during refurbishment projects as the cost is included in the hotel valuation performed in 1991. The written down cost of these assets has not been removed from the fixed asset register. These fixed assets were mainly purchased prior to transformation into a company limited by shares and are carried at July 31, 1991 valuation. These replaced assets will continue to be depreciated in accordance with Company policy.

       The expected period of major refurbishments is 20 years.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)


       INVESTMENTS

       Investments in which the Company has greater than 20% ownership but less than 50% (associated companies) are accounted for under the equity method. Other investments are carried at cost, less provision for any permanent diminution in value.

       INCOME TAXES

       The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are determined using the tax rate for the period in which those amounts are expected to be received or paid.

       FOREIGN CURRENCY  TRANSLATION

       Transactions arising in foreign currency are translated into Forints at the rate of exchange prevailing at the date of the transaction. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into Forints at the year end rates of exchange set by the National Bank of Hungary. The resulting foreign currency exchange gains and losses are recognised in the statement of income.

       REVENUE RECOGNITION

       Revenue is recognised on the basis of completed guest nights.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)


3.     ACCOUNTS RECEIVABLE

                                                                      1996          1995
                                                                   ---------       -------

        Trade receivable                                                433           409
        Provision for doubtful debts                                    (40)          (43)
        Receivable from affiliates                                       21             -
        Prepayments and accrued income                                  286           203
        Income taxes recoverable                                         20             -
        Other receivable                                                179           231
                                                                   =========       =======
                                                                        899           800
                                                                   =========       =======

4.     INVENTORY

                                                                       1996          1995
                                                                   ---------       -------

       Food and beverages                                                85            69
       Materials                                                         94            51
                                                                   =========       =======
                                                                        179           120
                                                                   =========       =======


5.     OTHER CURRENT ASSETS

                                                                      1996           1995
                                                                   ----------      --------

        Advanced deposit for Hotel Helia                                -            575
        Compensation coupon                                           557              -
        Short-term state securities                                   766              -
                                                                   ==========      ========
                                                                    1,323            575
                                                                   ==========      ========



       See note 17 for further comments on the acquisition of Hotel Helia Rt. during the year.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)


6.     PROPERTY, PLANT AND EQUIPMENT

                                               Furniture
                                  Buildings    Fittings
                                    and           and      Other
                          Land   Improvements  Equipment  Equipment  Total
                        -------  ------------ ---------- ---------- -------
Cost/Valuation:
January 1, 1996           1,965     11,936      1,657        163     15,721
Additions                   586      1,419        165        379      2,549
Acquisition                 420      2,566        185         91      3,262
Cost of disposals           (21)       (24)       (20)       (65)
                        -------    -------    -------    -------    -------
December 31, 1996         2,971     15,900      1,983        613     21,467
                        =======    =======    =======    =======    =======

Depreciation:
January 1, 1996            --          532        952         22      1,506
Charge for year            --          332        202        101        635
Acquisitions                137        115         55        307
Relating to disposals      --           (1)       (16)       (17)       (34)
                        -------    -------    -------    -------    -------
December 31, 1996          --        1,000      1,253        161      2,414
                        =======    =======    =======    =======    =======

Net book value:

December 31, 1995         1,965     11,404        705        141     14,215
                        =======    =======    =======    =======    =======

December 31, 1996         2,971     14,900        730        452     19,053
                        =======    =======    =======    =======    =======


       The values of land and buildings occupied by the Company were determined with reference to a professional appraisal at April 30, 1991, on an open market existing use basis. Land and Buildings occupied by subsidiary companies are shown at cost.

       Effective August 1, 1991, ownership of land and buildings was passed to Danubius, except for the land on which the Margaret Island hotels are located. This land is not subject to "handling rights" or private ownership. The operation of the two hotels on Margaret Island is authorised by license from the XIII. Municipality of Budapest. Land valuation has been included as the Directors believe that Danubius will continue to have use of the land in perpetuity under the license.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)


7.     OTHER NON-CURRENT ASSETS

                                               1996   1995
                                             ------- -------
Investment in Hotel Helia                     --       225
Loans given to employees and directors         17      --
Deferred acquisition costs of Hungar Hotels    91      --
Other investments, unquoted                   108       95
                                             ------- -------
                                              216      320
                                             ======= =======

       See note 17 for further comments on the acquisition of Hotel Helia Rt. during the year and note 19 for details of the Hungar Hotels transaction subsequent to December 31, 1996.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)



8.       LONG TERM DEBT

                            1996     1995
                          --------  -------

1 year                         16        17
1 to 2 years                  280        17
2 to 5 years                3,495        46
over 5 years                  582        63
                           ------    ------
Total long term debt        4,373       143
Amounts maturing in less
   than one year              (16)      (17)
                           ------    ------
                            4,357       126
                           ======    ======

       Loans consist of the following:

       o DEM 15 million long term loan with an interest rate of FIBOR + 2.5% secured by a mortgage on the building of Hotel Helia Rt. Under the loan agreement, DEM 2.5 million is required to be held in a specified bank account. At December 31, 1996 no such amount are held.

       o DEM 25 million long term loan with an interest rate of 6-month LIBOR + a margin of 0.75% to 0.95%, secured by mortgages on Thermal Hotel Buk and Thermal Hotel Sarvar.

       Unrealised foreign exchange losses on these loans of HUF 57 million (1995 - nil) have been included in the consolidated statement of income.

9.     MINORITY  INTEREST

             1996  1995
             ----  ----

Hotel Helia   563   --
Hullam Kft     62    60
             ----  ----
              625    60
             ====  ====

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)



       MINORITY  INTEREST (CONTINUED)



       Minority interest represents the minority shareholders' proportionate share of the equity of subsidiaries.


                                                   1996  1995
                                                  -----  ----

Opening balance                                      60    59
Minority interest relating to subsidiary acquired
    during the year                                 509   --
Income attributable to minority shareholders         56     1
                                                   ----  ----
                                                    625    60
                                                   ====  ====


10.    INCOME TAXES

       The effective income tax rate varied from the statutory income tax rate due to the following items:

                                           1996      1995
                                         -------    ------

Income before tax and minority interest    2,644     2,069
                                          ======    ======

Tax at statutory rate of 18%                 476       372
Effect of IAS adjustments                     (8)        4
Other differences, net                       (20)      (22)
                                          ------    ------
   Income tax expense                        448       354
                                          ======    ======

       No tax on dividends has been included in the tax calculation as the Directors are recommending that no dividend relating to 1996 be paid.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)


11.    SHARE CAPITAL

       Registered share capital at December 31, 1996 consists of Ordinary shares, each of par value HUF 1,000. At balance sheet date 8 million shares are outstanding (1995 - 8 million shares outstanding).

       The share capital of Danubius was issued effective with the transformation of Danubius Hotel and Spa Company into a company limited by shares on July 31, 1991. The transformation of share capital has been accounted for as a transfer of the Accumulated Funds balance and Revaluation Reserve at December 31, 1990 into Share Capital and Capital Surplus accounts.

       Under the terms of Danubius' Articles of Association, the Company may also issue shares to employees from time to time as part of the Company's compensation arrangements.


12.    INCOME FROM MANAGED FACILITIES - HOTEL GELLERT

       In previous years, the ownership and operating rights of the Hotel Gellert were in dispute. During the year, the resolution of the ownership of all assets related to the Hotel Gellert was settled, and resulted in a payment of HUF 1.4 billion by the Company to the SPA in return for ownership of the land and buildings. Previously, in May 1995, a Court decision had already concluded that the Company has held the operating rights of the Hotel Gellert since 1981.

       During 1995, the company operated the Gellert Hotel under a verbal management contract with the SPA. In the 1995 and prior financial statements, the net income arising from the operation of the Gellert Hotel was therefore included in income from managed facilities in the consolidated statement of income.

       Commencing January 1, 1996, since the company has full, undisputed ownership and operating rights of Gellert Hotel, income and expenses from the Gellert Hotel operating unit are now included in the relevant line items on the consolidated statement of income. The net income effect of this reclassification is nil.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)



13.    CAPITAL COMMITMENTS

       As part of the acquisition of Hungar Hotels the Company is required to spend HUF 2 billion on refurbishment to that hotel chain. See note 19. The Company has made commitments to spend HUF 201 million on refurbishment and renovations of hotel buildings and facilities in the next year.

       On February 6, 1996 Danubius signed a contract with the municipalities for the option to purchase 447 million shares in the Hotel Helia which represents 26.57% of the Helia. The option period is 18 months with the purchase price is HUF 489 million and 6% annual price increase applying from February 6, 1996. Danubius has to share the management fee receivable from Helia with the municipality until the option is taken. The option is quaranteed by bank quarantee. At the end of the option period the purchase is mandatory.


14.      CONTINGENT LIABILITY AND RETAINED EARNINGS

       Dividends are only available for payment from retained earnings calculated according to the Hungarian Accounting Law. The following retained earnings are available for payment of dividends:

                                                     December 31,   December 31,
                                                         1996         1995
                                                     ------------   -----------

        Hungarian Accounting Law retained earnings       4,592           2,503
                                                     ============   ===========

        In certain cases, before dividends can be paid from Hungarian Accounting Law retained earnings, dividend tax of up to 23% must be paid. The rate of tax payable is dependent on the residency of the shareholder which may reduce this rate of tax.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)


15.    RELATED PARTY TRANSACTIONS

       The related parties of the Company are:
       The Investor group companies, the ultimate parent company of Danubius in Hungary and Hungarian Hotels Sales Office, an unconsolidated subsidiary.

       Significant related party transactions are:
       Danubius operates the Hungarian Hotels Sales Office inc. in Los Angeles. This company arranges tourism in Hungary and books guests into Danubius Hotels as well as other Hungarian Hotels. This company is funded by retained commissions on bookings on an arms length basis and from funds transferred from Danubius. During 1996, HUF 10 million of costs were included in normal marketing costs in the books of Danubius. During 1996 HUF 45 million was paid to Investor group for management services.


16.      ASSET REVALUATION

       During 1995, a policy was been adopted whereby valuations in accordance with International Accounting Standards, where possible, are the same valuations as used for Hungarian statutory purposes.

       As a result of the adoption of this policy, the following increases in asset values were made in the 1995 financial statements:


                                                            HUF '000,000's

        Property, plant and equipment                           1,632
        Investments                                               104
                                                            --------------
                                                                1,736
                                                            ==============

       The Directors are of the opinion that the real value of these assets is above their book value. The increase in value and a further reclassification of HUF 1,085 million was adjusted to the Capital Reserve to reinstate the balance of the Capital Reserve to the same level as in the Hungarian statutory accounts.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)




17.    ACQUISITION OF HOTEL HELIA RT.

        On February 6, 1996 the Company entered into an agreement with OKHB to purchase an additional 59.82% of the shares in Hotel Helia Rt. for HUF
        1.1 billion, bringing the Company's total holdings in Hotel Helia Rt. to 73.36%. HUF 575 million was paid in December 1995 as an advance payment. At December 31, 1995, this amount was included in Other Current Assets. During 1996, the balance of HUF 525 million was paid.

       Resulting from this share purchase, the Company commenced operating the Hotel Helia from January 1, 1996. A formal operating agreement was negotiated during the year. As a result, the Company commenced consolidating Hotel Helia Rt. into its consolidated financial statements.

       The purchase equation is as follows:

                                                     HUF 000,000
                                                    ------------

Cost of acquisition                                     1,324
Less: book value of net assets acquired                (1,921)
Plus: minority interest therein                           512
                                                       ------
Purchase price differential                               (85)

Fair value adjustments
  Foreign exchange adjustment to DEM 15 million loan       26
  Other foreign exchange adjustments                       (4)
  Minority interest therein                                (6)
                                                       ------

Negative goodwill calculated                              (69)
Allocation of negative goodwill to fixed assets            69
                                                       ------

Goodwill booked in consolidated financial statements     --
                                                       ======

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)



18.    SUMMARY FINANCIAL INFORMATION OF ACQUISITIONS

       Summary financial information for significant subsidiaries acquired during 1996:


        Acquisition Balance sheet            Helia Rt.

        Total Current Assets                        471
        Total Fixed Assets                        2,955
        Total Liabilities                         1,595
                                              ==========
        Net Assets                                1,831
                                              ==========

        Income Statement
          Included from -                    January 1,

        Net Sales                                 1,192
        Pro forma Operating profit                  371
        Net profit                                  270


19.    SUBSEQUENT EVENT - ACQUISITION OF HUNGAR HOTELS

       On January 6, 1997, the Company acquired 85% of the shares of Hungaria Szalloda Rt. ("Hungar Hotels"), a company incorporated under the laws of Hungary and operating in the hotel industry, with a commitment to purchase the remaining 15% of the shares if they are not acquired by employees of Hungar Hotels by 300 days. The shares acquired have a face value of HUF 4.7 billion.

       Under the purchase agreement, the significant undertakings of the Company are as follows:

       o 50% of the shares must be offered to the public on the Budapest Stock Exchange within one year of the closing date; and
       o within three years of the closing date, a minimum of HUF 2 billion including 100% of the 1996 profit must be spent on refurbishment on hotels owned by Hungar Hotels.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)



19.    SUBSEQUENT EVENT - ACQUISITION OF HUNGAR HOTELS (CONTINUED)

       The acquisition is financed by three DEM loans totalling DEM 75 million, as follows:

        o DEM 25 million entered into prior to December 31, 1996. See note 8 for further details;
        o DEM 25 million entered into on January 2, 1997, repayable in three to five years, secured by the Budapest Hilton Hotel; and
       o DEM 25 million entered into on January 3, 1997, repayable in three to five years, secured by the Budapest Hilton Hotel.

       The unaudited purchase equation is as follows:
                                                          HUF 000,000
                                                          -----------

        Cost of investment
          Cash and tender bonds                              6,500
          Compensation coupons                                 572
          Acquisition costs incurred in 1996                    91
                                                          -----------
        Total purchase price                                 7,163


        Less: book value of net assets acquired             11,726
        Plus: minority interest therein                      1,759
                                                          -----------
       Purchase price differential                         (2,804)

        Fair value adjustments
          Provision for legal cases                             11
          Provision for intangibles                             30
          Minority interest therein                              6
                                                          -----------

        Negative goodwill calculated                        (2,769)
        Allocation of negative goodwill to fixed assets      2,769
                                                          -----------

        Goodwill                                                 -
                                                          ===========

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)



19.    SUBSEQUENT EVENT - ACQUISITION OF HUNGAR HOTELS (CONTINUED)


       Legal and consultancy fees of HUF 91 million relating to this acquisition, paid by the Company prior to December 31, 1996, have been capitalised and are included in the consolidated balance sheet under Other non-current assets. Commencing January 6, 1997, Hungar Hotels will be consolidated with the other subsidiaries of the Company in the consolidated financial statements, and this deferred amount will be included in the cost of investment in Hungar Hotels.

       The redemption value of the compensation coupons as per the purchase contract is HUF 1,625 million. These were purchased by the Company on the open market at a cost of HUF 572 million. The difference between the redemption value and the purchase cost of HUF 1,053 million is subject to corporation tax at the statutory rate of 18%.

       In connection with the refurbishment commitment of at least HUF 2 billion in the purchase contract, the negative goodwill will be allocated against tangible fixed assets to reflect that commitment.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(All amounts in HUF 000,000's, unless otherwise noted)





20. RECONCILIATION OF TOTAL SHAREHOLDERS' EQUITY AND NET INCOME FROM THE CONSOLIDATED HUNGARIAN STATUTORY FINANCIAL STATEMENTS TO THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS

                                                           1996      1995
                                                        --------    -------

Total Shareholders' Equity and Minority Interest per
  Statutory Financial Statements                          19,463     16,819
Direct reserves postings for donations                        16       --
Other items                                                   30        (11)
                                                         -------    -------

Total Shareholders' Equity and Minority Interest per
  Accompanying Financial Statements                       19,509     16,808
Less: Minority Interest                                     (625)       (60)
                                                         -------    -------
Total Shareholders' Equity per Accompanying Financial
  Statements                                              18,884     16,748
                                                         =======    =======


Total net income per Hungarian Statutory Financial
  Statements                                               2,093      1,726

Deferral of Hungar Hotels prepayment                          91       --
Foreign exchange differences                                 (32)        (9)
Direct reserves postings for donations                       (16)      --
Doubtful debt provisions                                    --           52
Provision against investments                               --           28
Depreciation of fixed assets                                --         (101)
Write off Short Term Semi Fixed Assets                      --           15
Other, net                                                     4          3
                                                         -------    -------

                                                              47        (12)
                                                         =======    =======
Total net income per Accompanying Financial Statements
                                                           2,140      1,714
                                                         =======    =======