Form 10-Q
period 1997-03-31
IIC INDUSTRIES INC
filed 1997-05-15
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ------------------







                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                     OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                         Commission file number: 811-854

                              IIC Industries, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                      13-567594
---------------------------------             ---------------------------------
(State of Other Jurisdiction of                     (IRS Identification
 Incorporation or Organization)                           Number)

420 Lexington Avenue; New York, N.Y.                       10170
 ---------------------------------            ---------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code: (212) 297-6132

               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No
                                     ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,423,368 shares of common stock outstanding at April 30, 1997.

                              FINANCIAL INFORMATION



FINANCIAL STATEMENTS


                                                                           Page

              Consolidated Balance Sheets
              at March 31, 1997
              and December 31, 1996                                           3

              Consolidated Statements of Income
              for the Three Months Ended March 31,
              1997 and March 31, 1996                                         5

              Consolidated Statement of Cash Flows
              for the Three Months Ended March 31,
              1997 and March 31, 1996                                         6

              Notes to Consolidated Financial
              Statements                                                      7

                      IIC Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                (dollar amounts in thousands, except share data)






                                                        March 31,   December 31,
                     ASSETS                                1997         1996
                                                        -----------  ---------
CURRENT ASSETS
    Cash and cash equivalents                             $ 18,955      $ 17,211
    Accounts receivable, net                                42,753        43,400
    Advances to subcontractors                                 282           282
    Inventories (Note C)                                    53,177        61,178
    Other current assets                                     5,600        10,561
                                                          --------      --------

         Total current assets                              120,767       132,632

RESTRICTED CASH                                              4,017         8,356

PROPERTY AND EQUIPMENT, NET                                 32,429        33,630

INVESTMENTS IN AND ADVANCES TO AFFILIATES                   23,821        26,525

OTHER INVESTMENTS                                              547           555

OTHER ASSETS                                                 4,460         1,858
                                                          --------      --------

                                                          $186,041      $203,556
                                                          ========      ========











The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                                   (unaudited)
                (dollar amounts in thousands, except share data)




                                                         March 31,      December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                  1997             1996
                                                       -----------       ---------

CURRENT LIABILITIES
    Accounts payable                                    $  25,298       $  20,554
    Bank loans                                             26,967          35,750
    Current maturities of long-term debt                       47              88
    Accrued expenses and other payables                    12,044          18,083
    Advances from customers                                 7,991          10,693
                                                        ---------       ---------

         Total current liabilities                         72,347          85,168

LONG-TERM DEBT, less current portion                        2,098           2,160

DUE TO AFFILIATES                                           1,922           1,850

OTHER LIABILITIES AND DEFERRED
    CREDITS                                                 5,262           5,854

MINORITY INTEREST IN SUBSIDIARIES                          18,360          20,494
                                                        ---------       ---------

                                                           99,989         115,526

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value per share;
       authorized 1,800,000 shares; issued
       1,585,806 shares                                     1,586           1,586
    Additional paid-in capital                             22,941          22,941
    Retained earnings                                      92,350          92,053
    Foreign translation adjustment                        (28,100)        (25,825)
    Less treasury stock - at cost (162,438 shares)         (2,725)         (2,725)
                                                        ---------       ---------

                                                           86,052          88,030
                                                        ---------       ---------

                                                        $ 186,041       $ 203,556
                                                        =========       =========


The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                (dollar amounts in thousands, except share data)




                                                             Three months ended March 31,
                                                                 1997              1996
                                                                 ----              ----

Net sales                                                 $    60,441       $    59,498
Cost of sales                                                  48,354            45,540
                                                          -----------       -----------

         Gross profit                                          12,087            13,958

Selling, general and administrative expenses                   11,321            11,661
                                                          -----------       -----------

         Operating income                                         766             2,297
                                                          -----------       -----------

Other income (expenses)
    Interest income                                               540               945
    Equity in (loss) earnings of affiliates                      (516)              427
    Foreign currency loss (Note B)                                (87)             (408)
    Gain on sale of noncurrent assets, net                      1,501                72
    Interest expense                                           (1,709)             (915)
    Other, net                                                    291               160
                                                          -----------       -----------


         Income before income taxes and
             minority interest                                    786             2,578

Income taxes                                                     (753)             (511)
                                                          -----------       -----------

         Income before minority interest                           35             2,067

Minority Interest                                                 262              (313)
                                                          -----------       -----------

         NET INCOME                                       $       297       $     1,754
                                                          ===========       ===========

Net income per common share                                    $ 0,21       $      1.23
                                                          ===========       ===========

Weighted average number of common shares outstanding        1,423,368         1,423,368
                                                          ===========       ===========



The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                          (dollar amounts in thousands)





                                                               Three months ended March 31,

                                                                     1997           1996
                                                                     ----           ----


Net cash provided by operating activities                          $  4,803       $  9,478
                                                                   --------       --------

Cash flows from investing activities
    Purchase of property and equipment                                 (900)        (1,806)
    Purchase of investments                                             (79)        (2,729)
    Proceeds on disposal of property and equipment                      113             22
    Proceeds on disposal of investments                                   3            375
    Restricted cash                                                   4,339            408
                                                                   --------       --------
         Net cash provided by (used in) investing activities          3,476         (3,730)
                                                                   --------       --------

Cash flows from financing activities
    Issuance of long-term debt                                           30             26
    Net payments of short-term bank loans                            (6,232)        (6,505)
                                                                   --------       --------
         Net cash used in financing activities                       (6,202)        (6,479)

Effect of exchange rate on cash                                        (333)          (410)
                                                                   --------       --------
         Net increase (decrease) in cash and cash equivalents
           during the period                                          1,744         (1,141)
Cash and cash equivalents at beginning of period                     17,211         19,414
                                                                   --------       --------
Cash and cash equivalents at end of period                         $ 18,955       $ 18,273
                                                                   ========       ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                    $  1,361       $  1,039
       Income taxes                                                     828          1,574





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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a normal recurring accrual nature and disclosures necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1997 and March 31, 1996.


NOTE B - FOREIGN CURRENCY TRANSLATION

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

                      IIC Industries, Inc. and Subsidiaries

                                   (unaudited)



NOTE C - INVENTORIES

     Inventories are as follows:

                                            March 31,            December 31,
                                               1997                    1996
                                               ----                    ----

          Raw materials                     $15,059                  $23,127
          Work-in-progress                      489                      452
          Finished goods                     37,629                   37,599
                                             ------                   ------

                                            $53,177                  $61,178
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

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $9.4 million.


NOTE E - INVESTMENT IN AFFILIATE

     At March 31, 1997, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 30% at a cumulative cost of approximately $25 million. Danubius owns a number of hotels in Hungary and specializes in spa facilities.

                      IIC Industries, Inc. and Subsidiaries

                                   (unaudited)





NOTE E (continued)

     Accordingly, the Company accounted for this investment under the equity method at March 31, 1997. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.


     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:


                       March 31, 1997   March 31, 1996
                       --------------   --------------


Current assets              $ 21,388      $ 24,372
Noncurrent assets            148,421       122,081
Current liabilities           11,478         4,538
Noncurrent liabilities        25,491        11,004
Stockholders' equity         132,840       130,911




                 Three Months ended   Three Months ended
                     March 31, 1997       March 31, 1996
                     --------------       --------------


Sales                      $ 17,920       $ 12,225
Operating income             (2,342)         1,175
Net income                   (1,897)         1,289


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

     Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1996, the income from the Company's Hungarian and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency which is not freely convertible and which floats against a basket of two currencies (the U.S. Dollar and the European Currency Unit) underwent devaluations against the U.S. Dollar at the rate of 21% during 1996. Since the beginning of 1997, the Hungarian currency has been further devalued by approximately 9% against the U.S. Dollar. Since the functional currency for Investor is the Hungarian Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. See Notes A(8) and P of Notes to Registrant's Consolidated Financial Statements on Form 10-K for the year ended December 31, 1996.

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

Results of Operations

              The table below sets forth for fiscal quarters ended March 31, 1997 and 1996 certain information with respect to the results of operations of the Company and its principal subsidiaries.


Three Months              Net Sales              Gross Profit          Income (Loss)      Net Income (Loss)
-------------             ---------              ------------          before Income      -----------------
Ended                                                                    Taxes and
March 31, 1997                                                       Minority Interests
                                                                     ------------------
                       Amount         %         Amount         %       Amount      %       Amount       %
                       ------        ---        ------        ---      ------     ---      ------       --
                   (In thousands)           (In thousands)         (In thousands)      (In thousands)


IIC Industries Inc.            --       --              --       --         $17     2.2         $15       4.7
(parent company)

Israel Tractors &         $20,761     34.3          $5,251     43.4         864   109.9         502     169.5
Equipment Co.
(Israel)

Balton CP Group            11,775     19.5           3,601     29.8         908   115.5         299     101.0
(Africa)

Investor RT                27,905     46.2           3,235     26.8      (1,003) (127.6)      (519)   (175.2)
Group (Hungary)            ------     ----           -----     ----      ------- -------      -----   -------


                          $60,441    100.0         $12,087    100.0        $786   100.0        $297     100.0
                          =======    =====         =======    =====        ====   =====        ====     =====


Three Months              Net Sales              Gross Profit                             Net Income (Loss)
Ended                     ---------              ------------          Income (Loss)      -----------------
March 31, 1996                                                         before Income
                                                                         Taxes and
                                                                     Minority Interests
                                                                     ------------------
                       Amount         %         Amount         %       Amount      %       Amount       %
                       ------         -         ------         -       ------      -       ------       -
                   (In thousands)           (In thousands)           (In  thousands)   (In thousands)


IIC Industries Inc.            --       --              --       --         $93     3.6         $90       5.1
(parent company)

Israel Tractors &         $22,630     38.0          $5,705     40.9       1,453    56.4       1,251      71.3
Equipment Co.
(Israel)

Balton CP Group             7,296     12.3           2,470     17.7         264    10.2          75       4.3
(Africa)

Investor RT                29,572     49.7           5,783     41.4         768    29.8         338      19.3
Group (Hungary)            ------     ----           -----     ----         ---    ----         ---      ----

                          $59,498    100.0         $13,958    100.0      $2,578   100.0      $1,754     100.0
                          =======    =====         =======    =====      ======   =====      ======     =====

                                      -11-

Consolidated Results of Operations

     Net Sales. Net Sales on a consolidated basis for the fiscal quarter ended March 31, 1997 increased by approximately $943,000 as compared to the comparable period in 1996.

     Gross Profit. Gross Profit on a consolidated basis for the fiscal quarter ended March 31, 1997 decreased by approximately $1.9 million or approximately 13.4%, to approximately $12.1 million, or approximately 20% of Net Sales, from approximately $14 million, or approximately 23.5% of Net Sales, in the corresponding period in 1996. This decrease was mainly attributable to depressed market conditions, and reductions of margins in the Investor group, primarily in the agricultural sector. Furthermore, the legacy of the irregular activities of the previous management of Agrimill who were removed from their posts in February 1997 contributed to the decrease. Agrimill operates in the agricultural sector of the Investor group. (See Note O to the Notes of the 1996 Consolidated Financial Statements.

     Operating income. Operating income on a consolidated basis for the first fiscal quarter of 1997 decreased by approximately $1.5 million, or approximately 67%, to $766,000, or approximately 1.3% of net sales, from approximately $2.3 million, or approximately 3.9% of Net Sales for the corresponding period in 1996. This decrease was principally due to the reasons stated in the gross profit section.

     Interest income. Interest income decreased for the quarter by $405,000, or approximately 43%, to $540,000 due to the investment of its cash by Interag in shares in Danubius Hotel & Spa Rt. (the "Hotel Company" or the "Danubius").

     Interest expense. Interest expense in the quarter increased by $794,000, or approximately 87%, to approximately $1.7 million due to an increase in bank loans.

     Income before Income Taxes and Minority Interest. Income before Income Taxes and Minority Interest in the fiscal quarter decreased by approximately $1.8 million, or approximately 70%, to $786,000 in the quarter (representing approximately 1.3% of Net Sales for that period) from approximately $2.6 million for the corresponding period in 1996 (representing 4.3% of Net Sales for that period).

     Minority Interests. Minority Interests in the quarter decreased by $575,000 thousand as a result of losses in the Investor Group.

     Net Income. Net Income for the quarter decreased by $1.46 million (or approximately 83%) to approximately $297,000 (representing approximately 0.5% of Net Sales for that period) from approximately $1.75 million for the corresponding period in 1996 (representing approximately 2.9% of Net Sales for that period).


     The table below sets forth for the three months ended March 31, 1997 and 1996 certain information with respect to the results of operations of the Company and its five principal business segments.

                          Three Months Ended March 31, 1997                  Three Months Ended March 31, 1996
                                               Income (Loss) before                           Income (Loss) before
                                                 Income Taxes and                              Income Taxes and
                               Net Sales          Minority Interest        Net Sales            Minority Interest
                               ---------       --------------------        ---------          --------------------

                            Amount       %        Amount        %      Amount         %          Amount          %
                          (In thousands)     (In thousands)       (In thousands)           (In thousands)

-----------------------------------------------------------------------------------------------------------------------
Vehicle sales and            $ 2,179      3.6        $(31)     (3.9)    $ 2,238       3.8            $83            3.2
distribution (Investor)

Export and import of          25,413     42.1       (2,014)  (256.3)     26,366      44.3            736           28.6
agricultural products
(Investor)

Other Industries                 313      0.5        1,059     134.7        968       1.6             42            1.6
(Investor)

Tractors and heavy            20,761     34.3          864     110.0     22,630      38.0          1,453           56.4
equipment
(Israel Tractor)

Agricultural,                 11,775     19.5          908     115.5      7,296      12.3            264           10.2
communications and
electrical equipment
(Balton CP)
                            --------    ----     -------       ----     -------     -----         ------           ----

                             $60,441    100.0         $786     100.0    $59,498     100.0         $2,578          100.0
                           =========    =====        =====     =====    =======     =====         ======          =====




         Investor

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary. General economic difficulties have contributed to a recession in Hungary, which has had a negative effect on Investor's business. With such conditions, despite management's actions in reducing overhead costs and closing unprofitable operations, Investor has shown a loss for the quarter.

     Vehicle Sales and Service Segment

     o Net Sales for the three months ended March 31, 1997 decreased by approximately $59,000, or approximately 2.6%, as compared to the corresponding period in 1996.

     o There was a Loss before Minority Interests and Income Taxes for the three months ended March 31, 1997 of $31,000 as compared to a profit of $83,000 in the corresponding period in 1995.

     The decrease in Net Sales and the decrease in Income before Income Taxes and Minority Interests was primarily due to increased competition throughout the motor trade business.

     Export/Import and Processing/Storage of Agricultural Products Segment

     o Net Sales for the three months ended March 31, 1997 decreased by approximately $950,000, or 3.6%, as compared to the corresponding period in 1996. The decrease in Net Sales was primarily due to difficult market conditions and lack of export opportunities.

     o Income before Income Taxes and Minority Interest for the three months ended March 31, 1997 decreased by approximately $2.8 million to a net loss of $2,014,000. This decrease was primarily due to depressed conditions in the domestic and export markets, a reduction of margins due to fierce competition, and the legacy of the irregular activities of the previous management who were only removed from their posts in the middle of February. (See Note O to 1996 Consolidated Financial Statements).


     Other Industries

     o Net Sales for the quarter ended March 31, 1997 decreased by approximately $655,000, or approximately 67.6%, as compared to the corresponding period in 1996. This decrease was due to the disposal of businesses in late 1996.

     o Income before Income Taxes and Minority Interest was approximately $1.06 million for the three months ended March 31, 1997, compared to income of approximately $42,000 for the three months ended March 31, 1996. The increase arose primarily due to the sale of land and investments.


         Israel Tractor: Tractors and Heavy Equipment Segment

     o Net Sales for the three months ended March 31, 1997 decreased by $1.9 million, or approximately 8.3% as compared to the corresponding period in 1996. This decrease was due to a reduction in demand for the Company's products.

     o Income before Income Taxes and Minority Interest for the three months ended March 31, 1997 decreased by $589,000 or approximately 40.5% as compared to the corresponding period in 1996 as a result of lower trading activity.


         Balton CP: Agricultural, Communications and Electrical Equipment
         Segment

     o Net Sales for the three months ended March 31, 1997 increased by approximately $4.5 million, or approximately 61%, as compared to the corresponding period in 1996. This was due to increased demand for the Company's products and the consolidation of Dizengoff W.A. Nigeria, that was previously accounted for under the equity method.

     o Income before Income Taxes and Minority Interests for the three months ended March 31, 1997 increased by approximately $644,000, or approximately 244% as compared to the corresponding period in 1995. This increase was due to the increase in sales.


Liquidity and Capital Resources

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1997. At March 31, 1997, IIC Industries Inc., the parent company (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $38.3 million, including cash and cash equivalents of $12.8 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At March 31, 1997, Investor and Israel Tractor had outstanding short-term indebtedness of approximately $22.9 million and $2.7 million, respectively.

     At March 31, 1997, Investor , Israel Tractor, and Balton had unused lines of short-term credit of $18.4 million, $2.4 million and $2.5 million, respectively .

     During the first quarter of 1997, Investor and Balton made capital expenditures of $312,000 and $438,000, respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds.

     At March 31, 1997, the Company had no significant capital commitments.

Inflation

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 1996 and during the first quarter of 1997, and therefore did not significantly affect operations in that country. Furthermore, the devaluation of the Israeli shekel against the U.S. Dollar for the first three months of 1997 was an annual rate of 10.4%.

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




Date:  May 14, 1997

                                            IIC INDUSTRIES, INC.



                                            By: /s/ Fortunee F. Cohen
                                               --------------------------
                                               Fortunee F. Cohen, Secretary