Form 10-Q
period 1997-06-30
IIC INDUSTRIES INC
filed 1997-08-14
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                        Commission file number: 811-854

                              IIC Industries, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                               13-567594
------------------------------------------      ---------------------------
     (STATE OF OTHER JURISDICTION OF               (IRS IDENTIFICATION
      INCORPORATION OR ORGANIZATION)                     NUMBER)

   420 Lexington Avenue; New York, N.Y.                   10170
------------------------------------------      ---------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 297-6132
--------------------------------------------------------------------------------
              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,423,368 shares of common stock outstanding at July 31, 1997.

                             FINANCIAL INFORMATION



  FINANCIAL STATEMENTS


                                                                 Page
                                                                 ----

              Consolidated Balance Sheets
              at June 30, 1997
              and December 31, 1996                                3

              Consolidated Statements of Income
              for the Six Months Ended
              June 30, 1997 and June 30, 1996                      5

              Consolidated Statements of Income
              for the Three Months Ended
              June 30, 1997 and June 30, 1996                      6

              Consolidated Statement of Cash Flows
              for the Six Months Ended
              June 30,1997 and June 30, 1996                       7

              Notes to Consolidated Financial
              Statements                                           8

                     IIC Industries, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)






                                                    JUNE 30,      December 31,
                          ASSETS                      1997            1996
                                                  -----------     ------------

CURRENT ASSETS
    Cash and cash equivalents                        $18,519       $  17,211
    Accounts receivable, net                          44,281          43,400
    Advances to subcontractors                           265             282
    Inventories (Note C)                              42,495          61,178
    Other current assets                               5,512          10,561
                                                  ----------        --------

         Total current assets                        111,072         132,632


RESTRICTED CASH                                        4,018           8,356

PROPERTY AND EQUIPMENT, NET                           32,214          33,630

INVESTMENTS IN AND ADVANCES TO AFFILIATES             26,340          26,525

OTHER INVESTMENTS                                        366             555

OTHER ASSETS                                           2,373           1,858
                                                 -----------       ---------

                                                    $176,383        $203,556
                                                    ========        ========











The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                      JUNE 30,   December 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY         1997          1996
                                                    -----------  ------------


CURRENT LIABILITIES
    Accounts payable                                  $26,470      $  20,554
    Bank loans                                         15,681         35,750
    Current maturities of long-term debt                   30             88
    Accrued expenses and other payables                11,279         18,083
    Advances from customers                             8,614         10,693
                                                   -----------    ----------

         Total current liabilities                     62,074         85,168


LONG-TERM DEBT, less current portion                    3,168          2,160


DUE TO AFFILIATES                                       1,870          1,850

OTHER LIABILITIES AND DEFERRED
    CREDITS                                             5,265          5,854

MINORITY INTEREST IN SUBSIDIARIES                      17,078         20,494
                                                      --------      --------

                                                       89,455        115,526

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value per share;
       authorized 1,800,000 shares; issued
       1,585,806 shares                                 1,586          1,586
    Additional paid-in capital                         22,941         22,941
    Retained earnings                                  94,687         92,053
    Foreign translation adjustment                    (29,561)       (25,825)
    Less treasury stock - at cost (162,438 shares)     (2,725)        (2,725)
                                                    ----------      --------

                                                       86,928         88,030
                                                       ------       --------

                                                     $176,383       $203,556
                                                    =========       ========


The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                          1997        1996
                                                          ----        ----

Net sales                                               $120,421    $127,210
Cost of sales                                             95,813      97,080
                                                          ------      ------

         Gross profit                                     24,608      30,130

Selling, general and administrative expenses              22,266      22,846
                                                          ------      ------

         Operating income                                  2,342       7,284
                                                           -----       -----

Other income (expenses)
    Interest income                                        1,041       1,530
    Equity in earnings  of affiliates                      1,881       2,528
    Foreign currency loss (Note B)                        (1,396)       (129)
    Gain on sale of noncurrent assets, net                 1,827         237
    Interest expense                                      (2,473)     (1,565)
    Other, net                                               434         429
                                                            ----        ----

         Income before income taxes and
             minority interest                             3,656      10,314

Income taxes                                              (1,192)     (1,625)
                                                         --------    --------

         Income before minority interest                   2,464       8,689

Minority Interest                                            170      (2,557)
                                                             ---      -------

         NET INCOME                                      $ 2,634     $ 6,132
                                                          ======      ======

Net income per common share                               $ 1.85      $ 4.31
                                                           =====       =====

Weighted average number of common shares outstanding   1,423,368   1,423,368
                                                       =========   =========



The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                          1997        1996
                                                          ----        ----

Net sales                                                $59,980    $67,712
Cost of sales                                             47,459     51,540
                                                          ------     ------

         Gross profit                                     12,521     16,172

Selling, general and administrative expenses              10,945     11,264
                                                          ------     ------

         Operating income                                  1,576      4,908
                                                           -----      -----

Other income (expenses)
    Interest income                                          501        587
    Equity in earnings  of affiliates                      2,397      2,100
    Foreign currency (loss) gain  (Note B)                (1,309)       279
    Gain on sale of noncurrent assets, net                   326        165
    Interest expense                                        (764)      (593)
    Other, net                                               143        275
                                                            ----       ----

         Income before income taxes and
             minority interest                             2,870      7,721

Income taxes                                                (441)    (1,114)
                                                           ------   --------

         Income before minority interest                   2,429      6,607

Minority Interest                                            (92)    (2,229)
                                                             ----    -------

         NET INCOME                                      $ 2,337    $ 4,378
                                                          ======     ======

Net income per common share                               $ 1.64     $ 3.08
                                                           =====      =====

Weighted average number of common shares outstanding   1,423,368  1,423,368
                                                       =========  =========



The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         (dollar amounts in thousands)





                                                                  SIX MONTHS  ENDED  JUNE 30,
                                                                  ---------------------------
                                                                      1997          1996
                                                                      ----          ----

Net cash provided by operating activities                            $18,691       $18,467
                                                                     -------       -------
Cash flows from investing activities
    Purchase of subsidiary shares, net of cash acquired                 (336)
    Purchase of property and equipment                                (2,303)       (3,775)
    Purchase of investments                                           (2,159)       (3,197)
    Purchase of other assets                                              (5)         (284)
    Proceeds on disposal of property and equipment                     1,909           397
    Proceeds on disposal of investments                                  191            37
    Restricted cash                                                    4,339         1,177
                                                                       -----         -----

      Net cash provided by (used in)  investing activities             1,636        (5,645)
                                                                       -----        -------

Cash flows from financing activities
    Issuance of long-term debt                                         1,339           403
    Payments on long-term debt                                                         128
    Net payments of short-term bank loans                            (19,724)       (8,691)
                                                                     --------       -------

         Net cash used in financing activities                       (18,385)      (8,160)
Effect of exchange rate on cash                                         (634)         (414)
                                                                        -----         -----
         Net increase  in cash and cash equivalents
           during the period                                           1,308         4,248
Cash and cash equivalents at beginning of period                      17,211        19,414
                                                                      ------        ------
Cash and cash equivalents at end of period                           $18,519       $23,662
                                                                     =======       =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                      $ 2,590       $ 1,361
       Income taxes                                                    1,555         1,632




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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996 and the results of operations and cash flows for the six months ended June 30, 1997 and June 30, 1996.


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

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)



NOTE C - INVENTORIES

     Inventories are as follows:

                                                   JUNE 30,       December 31,
                                                    1997             1996
                                                    ----             ----
          Raw materials                            $5,126          $  23,127
          Work-in-progress                            855                452
          Finished goods                           36,514             37,599
                                                   ------             ------

                                                  $42,495            $61,178
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

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $10.6 million.


NOTE E - INVESTMENT IN AFFILIATE

     At June 30, 1997, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 30% at a cumulative cost of approximately $25 million. Danubius owns a number of hotels in Hungary and specializes in spa facilities.

                     IIC Industries, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)





NOTE E (CONTINUED)

Accordingly, the Company accounted for this investment under the equity method at June 30, 1997. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years

The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:


                                           JUNE 30, 1997          June 30, 1996
                                           -------------          -------------


         Current assets                        $  42,058             $  22,047
         Noncurrent assets                       164,627               126,478
         Current liabilities                      24,906                12,941
         Noncurrent liabilities                   50,895                11,048
         Stockholders' equity                    130,884               124,536




                                        SIX MONTHS ENDED      Six Months ended
                                           JUNE 30, 1997         June 30, 1996
                                           -------------         -------------


         Sales                                   $50,183                $32,045
         Operating income                          5,875                  7,517
         Net income                                6,360                  7,227

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

     Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1996, the income from the Company's Hungarian and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency which is not freely convertible and which floats against a basket of two currencies (the U.S. Dollar and the European Currency Unit) underwent devaluations against the U.S. Dollar at the rate of 21% during 1996. Since the beginning of 1997, the Hungarian currency has been further devalued by approximately 14% against the U.S. Dollar. Since the functional currency for Investor is the Hungarian Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. See Notes A(8) and P of Notes to Registrant's Consolidated Financial Statements on Form 10-K for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS
              The table below sets forth for the six months ended June 30, 1997 and 1996 certain information with respect to the results of operations of the Company and its principal subsidiaries.

Six Months Ended        Net Sales              Gross Profit         Income (Loss) before      Net Income (Loss)
June 30, 1997           ---------              ------------           Income Taxes and        -----------------
-------------                                                         Minority Interests
                                                                      ------------------
                     Amount         %         Amount         %        Amount          %         Amount        %
                     ------         -         ------         -        ------          -         ------        -
                  (In thousands)          (In thousands)           (In thousands)            (In thousands)

IIC Industries               --       --               --      --              1       0.1            (29)    (1.1)
Inc.
(parent company)

Israel Tractors          35,015     29.1            9,464    38.5            753      20.6            100      3.8
&
Equipment Co.
(Israel)

Balton CP Group          24,842     20.6            7,991    32.4          1,742      47.6            549     20.8
(Africa)

Investor RT              60,564     50.3            7,153    29.1          1,160      31.7         $2,014     76.5
                         ------     ----            -----    ----          -----     -----         ------     ----
Group (Hungary)

                       $120,421    100.0          $24,608   100.0         $3,656     100.0         $2,634    100.0
                       ========    =====          =======   =====         ======     =====         ======    =====


Six Months Ended         Net Sales              Gross Profit          Income (Loss) before     Net Income (Loss)
June 30, 1996            ---------              ------------        Minority Interests and     -----------------
-------------                                                             Income Taxes
                                                                          ------------

                      Amount         %         Amount         %          Amount         %        Amount      %
                      ------         -         ------         -          ------         -        ------      -

                  (In thousands)           (In thousands)            (In thousands)           (In thousands)

IIC Industries                --       --               --      --         406        3.9            400      6.5
Inc.
(parent company)

Israel Tractors &         42,853     33.7           11,645    38.6       2,818       27.3          2,319     37.8
Equipment Co.
(Israel)

Balton CP Group           23,045     18.1            6,375    21.2       2,437       23.6            868     14.2
(Africa)

Investor RT               61,312     48.2           12,110    40.2       4,653       45.2          2,545     41.5
Group (Hungary)         --------    -----          -------   -----     -------      -----         ------    -----

                        $127,210    100.0          $30,130   100.0     $10,314      100.0         $6,132    100.0
                        ========    =====          =======   =====     =======      =====         ======    =====


CONSOLIDATED RESULTS OF OPERATIONS

     Net Sales. Net Sales on a consolidated basis for the half year ended June 30, 1997 decreased by approximately $7 million as compared to the comparable period in 1996. This decrease was mainly attributable to a reduction in demand for Israel Tractor's products.

     Gross Profit. Gross Profit on a consolidated basis for the half year ended June 30, 1997 decreased by approximately $5.5 million or approximately 18%, to approximately $24.6 million, or approximately 20.4% of Net Sales, from approximately $30.1 million, or approximately 23.7% of Net Sales, in the corresponding period in 1996. This decrease was mainly attributable to depressed market conditions, and reductions of margins in the Investor group, primarily in the agricultural sector. Furthermore, the legacy of the irregular activities of the previous management of Agrimill, who were removed from their posts in February 1997 contributed to the decrease. Agrimill operates in the agricultural sector of the Investor group. (See Note O to the Notes of the 1996 Consolidated Financial Statements.)

     Operating income. Operating income on a consolidated basis for the half year ended June 30, 1996 decreased by approximately $4.9 million, or approximately 67%, to approximately $2.3 million, or approximately 1.9% of net sales, from approximately $7.3 million, or approximately 5.7% of Net Sales for the corresponding period in 1996. This decrease was principally due to the reasons stated in the Gross Profits section.

     Interest income. Interest income decreased for the half year by approximately $489,000, or approximately 32%, to approximately $1,041,000 due to the investment of its cash by Interag in shares in Danubius Hotel & Spa Rt. (the "Hotel Company" or the "Danubius").

     Interest expense. Interest expense for the half year increased by approximately $908,000, or approximately 58%, to approximately $2.5 million due to an increase in bank loans.

     Income before Income Taxes and Minority Interest. Income before Income Taxes and Minority Interest in the first six months decreased by approximately $6.7 million, or approximately 65% to approximately $3.7 million in the first six months (representing approximately 3% of Net Sales for that period) from approximately $10.3 million for the corresponding period in 1996 (representing 8.1% of Net Sales for that period).

     Minority Interests. Minority Interests in the half year decreased by approximately $2.7 million as a result of losses in the Investor group.

     Net Income. Net Income for the half year decreased by approximately $3.5 million (or approximately 57%) to approximately $2.6 million (representing approximately 2.2 % of Net Sales for that period) from approximately $6.1 million for the corresponding period in 1996 (representing approximately 4.8% of Net Sales for that period).

     The table below sets forth for the six months ended June 30, 1997 and 1996 certain information with respect to the results of operations of the Company and its five principal business segments.

                            Six Months Ended June 30, 1997                     Six Months Ended June 30, 1996
                                                    Income before                                   Income before
                                                   Income Taxes and                               Income Taxes and
                                Net Sales           Minority Interest        Net Sales            Minority Interest
                             Amount        %        Amount       %       Amount         %         Amount         %
                           (In thousands)          (In thousands)      (In thousands)           (In thousands)
-----------------------------------------------------------------------------------------------------------------------
Vehicle sales and              $ 5,289      4.4     $(11)       (0.3)       $4,919     3.9         $ 150           1.5
distribution (Investor)

Export and import of            54,649     45.4    (2,233)     (61.1)       54,724    43.0         3,034          29.4
agricultural products
(Investor)

Other Industries                   626      0.5     3,405       93.1         1,669     1.3         1,875          18.2
(Investor)

Tractors and heavy              35,015     29.1       753       20.6        42,853    33.7         2,818          27.3
equipment
(Israel Tractor)

Agricultural,                   24,842     20.6     1,742       47.7        23,045    18.1         2,437          23.6
communications and
electrical equipment
(Balton CP)
                              --------    -----    ------      -----      --------   -----       -------         -----
                              $120,421    100.0    $3,656      100.0      $127,210   100.0       $10,314         100.0
                              ========    =====    ======      =====      ========   =====       =======         =====


         Investor

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary. General economic difficulties have contributed to a recession in Hungary, which has had a negative effect on Investor's business. Despite such conditions, following management's actions in reducing overhead costs and closing unprofitable operations, Investor has shown a profit for the first six months of 1997.

Vehicle Sales and Service Segment

o Net Sales for the six months ended June 30, 1997 increased by approximately $370,000, or approximately 7.5%, as compared to the corresponding period in 1996.

o There was a Loss before Minority Interests and Income Taxes for the six months ended June 30, 1997 of $11,000 as compared to a profit of $150,000 in the corresponding period in 1996.

     The increase in Net Sales and the decrease in Income before Income Taxes and Minority Interests was primarily due to increased demand and competition throughout the motor trade business, resulting from lower margins.

Export/Import and Processing/Storage of Agricultural Products Segment

o Net Sales for the six months ended June 30, 1997 decreased by approximately $75,000, or 0.1% as compared to the corresponding period in 1996.


o Income before Income Taxes and Minority Interest for the six months ended June 30, 1997 decreased by approximately $5.3 million, or approximately 174% as compared to the corresponding period in 1996. This decrease was mainly attributable to depressed market conditions in the domestic and export markets, a reduction of margins due to fierce competition, and the legacy of the irregular activities of the previous management of Agrimill, who were removed from their posts in February 1997. (See Note O to the Notes of the 1996 Consolidated Financial Statements.)



Other Industries

o Net Sales for the six months ended June 30, 1997 decreased by approximately $1.04 million, or approximately 62%, as compared to the corresponding period in 1996 due to the disposal of businesses in late 1996.

o There was a Profit before Income Taxes and Minority Interest of approximately $3.4 million for the six months ended June 30, 1997, compared to a profit of approximately $1.9 million for the six months ended June 30, 1996 as a result of the increased equity in earnings in Danubius.


     ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

o Net Sales for the six months ended June 30, 1997 decreased by approximately $7.8 million or approximately 18.2% as compared to the corresponding period in 1996, due to a reduction in demand for the Company's products.

o Income before Income Taxes and Minority Interest for the six months ended June 30, 1997 decreased by approximately $2.1 million, or approximately 73% as compared to the corresponding period in 1996 as a result of lower trading activity.

     BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT SEGMENT

o Net Sales for the six months ended June 30, 1997 increased by approximately $1.8 million, or approximately 7.8%, as compared to the corresponding period in 1996. This was due to the increased demand for the Company's products and the consolidation of Dizengoff W.A.Nigeria Limited ("Dizengoff"), which was previously accounted for under the equity method.

o Income before Income Taxes and Minority Interests for the six months ended June 30, 1997 decreased by approximately $695,000 , or approximately 28.5 % as compared to the corresponding period in 1996. This decrease was mainly due to a reduced level of activity in Nigeria.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1997. At June 30, 1997, IIC Industries Inc., the parent company (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $39.1 million, including cash and cash equivalents of $14.3 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At June 30, 1997, Investor, Israel Tractor, and Balton had outstanding short-term indebtedness of approximately $9.9 million, $1.1 million and $4.6 million, respectively.

     At June 30, 1997, Investor, Israel Tractor and Balton had unused lines of short-term credit of approximately 10.3 million, $4 million and $3.6 million, respectively.

     During the first half of 1997, Investor, Israel Tractor and Balton made capital expenditures of $579,000; $391,000; and $1,3 million, respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds.

     At June 30, 1997, the Company had no significant capital commitments.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 1996 and during the first half of 1997, and therefore did not significantly affect operations in that country. Furthermore, the devaluation of the Israeli shekel against the U.S. Dollar for the six months of 1997 was at an annual rate of 9%.

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



Date:  August 13, 1997
                              IIC INDUSTRIES, INC.



                              By: /s/ Fortunee F. Cohen
                                  ----------------------------------
                                  Fortunee F. Cohen, Secretary