Form 10-Q
period 1997-09-30
IIC INDUSTRIES INC
filed 1997-11-14
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                        Commission file number: 811-854

                              IIC Industries, Inc.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                 13-567594
----------------------------------------------     ---------------------------
       (STATE OF OTHER JURISDICTION OF                (IRS IDENTIFICATION
       INCORPORATION OR ORGANIZATION)                       NUMBER)

    420 Lexington Avenue; New York, N.Y.                     10170
----------------------------------------------     ---------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 297-6132


-------------------------------------------------------------------------------
              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,423,368 shares of common stock outstanding at October 31, 1997.

                             FINANCIAL INFORMATION


  FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

         Consolidated Balance Sheets
         at September 30, 1997
         and December 31, 1996                                        3

         Consolidated Statements of Income
         for the Nine Months Ended
         September 30, 1997 and September 30, 1996                    5

         Consolidated Statements of Income
         for the Three Months Ended
         September 30, 1997 and September 30, 1996                    6

         Consolidated Statements of Cash Flows
         for the Nine Months Ended
         September 30, 1997 and September 30, 1996                    7

         Notes to Consolidated Financial
         Statements                                                   8

                     IIC Industries, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)


                                               SEPTEMBER 30,   December 31,
                        ASSETS                     1997           1996
                                                 --------        --------

CURRENT ASSETS
   Cash and cash equivalents                     $ 18,541        $ 17,211
   Accounts receivable, net                        43,759          43,400
   Advances to subcontractors                         275             282
   Inventories (Note C)                            48,964          61,178
   Other current assets                             7,822          10,561
                                                 --------        --------

      Total current assets                        119,361         132,632

RESTRICTED CASH                                     1,327           8,356

PROPERTY AND EQUIPMENT, NET                        31,684          33,630

INVESTMENTS IN AND ADVANCES TO AFFILIATES          27,418          26,525

OTHER INVESTMENTS                                     362             555

OTHER ASSETS                                        2,109           1,858
                                                 --------        --------
                                                 $182,261        $203,556
                                                 ========        ========
       The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)

                (dollar amounts in thousands, except share data)


                                                   SEPTEMBER 30,  December 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY          1997           1996
                                                     --------      -------
CURRENT LIABILITIES
   Accounts payable                                  $ 27,777       $ 20,554
   Bank loans                                          27,608         35,750
   Current maturities of long-term debt                    14             88
   Accrued expenses and other payables                  8,515         18,083
   Advances from customers                              2,567         10,693
                                                     --------       --------
      Total current liabilities                        66,481         85,168

LONG-TERM DEBT, less current portion                    3,059          2,160

DUE TO AFFILIATES                                       1,447          1,850

OTHER LIABILITIES AND DEFERRED
   CREDITS                                              5,289          5,854

MINORITY INTEREST IN SUBSIDIARIES                      16,680         20,494
                                                     --------       --------
                                                       92,956        115,526

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value per share;
     authorized 1,800,000 shares; issued
     1,585,806 shares                                   1,586          1,586
   Additional paid-in capital                          22,941         22,941
   Retained earnings                                   98,181         92,053
   Foreign translation adjustment                     (30,678)       (25,825)
   Less treasury stock - at cost (162,438 shares)      (2,725)        (2,725)
                                                     --------       --------
                                                       89,305         88,030
                                                     --------       --------
                                                     $182,261       $203,556
                                                     ========       ========

       The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                (dollar amounts in thousands, except share data)

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                          1997           1996
                                                          ----           ----
Net sales                                              $178,582        $196,971
Cost of sales                                           141,872         149,006
                                                        -------         -------
      Gross profit                                       36,710          47,965

Selling, general and administrative expenses             32,635          37,007
                                                         ------          ------
      Operating income                                    4,075          10,958
                                                          -----          ------

Other income (expenses)
   Interest income                                        1,639           2,413
   Dividend income                                            6              14
   Equity in earnings  of affiliates                      3,950           4,669
   Foreign currency (loss) gain (Note B)                 (1,938)           (152)
   Gain on sale of noncurrent assets, net                 1,907             186
   Interest expense                                      (3,590)         (2,655)
   Other, net                                               721             716
                                                           ----            ----
      Income before income taxes and
         minority interest                                6,770          16,149

Income taxes                                               (753)         (2,556)
                                                          ------        --------
      Income before minority interest                     6,017          13,593

Minority Interest                                           110          (3,817)
                                                            ---          -------
      NET INCOME                                        $ 6,127         $ 9,776
                                                         ======          ======
Net income per common share                              $ 4.30          $ 6.87
                                                         ======          ======
Weighted average number of common shares outstanding  1,423,368       1,423,368
                                                      =========       =========

       The accompanying notes are an integral part of these statements.


                     IIC Industries, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                (dollar amounts in thousands, except share data)


                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------
                                                          1997            1996
                                                          ----            ----
Net sales                                               $58,161         $69,761
Cost of sales                                            46,059          51,926
                                                         ------          ------
      Gross profit                                       12,102          17,835

Selling, general and administrative expenses             10,369          14,161
                                                         ------          ------
      Operating income                                    1,733           3,674
                                                          -----           -----

Other income (expenses)
   Interest income                                          598             884
   Dividend income                                                            6
   Equity in earnings  of affiliates                      2,069           2,141
   Foreign currency (loss) gain (Note B)                   (542)            (23)
   Gain (Loss) on sale of noncurrent assets, net             80             (51)
   Interest expense                                      (1,117)         (1,113)
   Other, net                                               293             318
                                                           ----            ----
      Income before income taxes and
         minority interest                                3,114           5,836

Income taxes                                                439            (932)
                                                           ----           -----
      Income before minority interest                     3,553           4,904

Minority Interest                                           (60)         (1,260)
                                                            ---          ------
      NET INCOME                                         $3,493          $3,644
                                                         ======          ======
Net income per common share                              $ 2.45          $ 2.56
                                                         ======          ======
Weighted average number of common shares outstanding  1,423,368       1,423,368
                                                      =========       =========

       The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         (dollar amounts in thousands)


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                           1997            1996
                                                           ----            ----

Net cash provided by operating activities                 $4,002          $6,366
                                                          ------          ------
Cash flows from investing activities
   Purchase of subsidiary shares, net of cash
   acquired                                                 (325)
   Purchase of property and equipment                     (3,413)         (5,553)
   Purchase of investments                                (2,159)         (3,287)
   Purchase of other assets                                  (26)             (4)
   Proceeds on disposal of property and equipment          1,987             807
   Proceeds on disposal of investments                       203             214
   Change in restricted cash                               7,029           1,578
                                                           -----           -----
      Net cash provided by (used in) investing
      activities                                           3,296          (6,245)
                                                           -----           -----
Cash flows from financing activities
   Payments to acquire share capital of subsidiary           (35)          (192)
   Issuance of long-term debt                              1,096
   Payments of long-term debt                                              (141)
   Net  (payments) receipts of short-term bank loans      (6,389)         5,383
                                                          -------         -----

      Net cash  (used in) provided by financing
      activities                                          (5,328)         5,050
Effect of exchange rate on cash                             (640)          (869)
                                                            -----          -----
      Net increase (decrease) in cash and cash
      equivalents during the period                        1,330          4,302
Cash and cash equivalents at beginning of period          17,211         19,414
                                                          ------        -------
Cash and cash equivalents at end of period               $18,541       $ 23,716
                                                         =======        =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for
     Interest                                            $ 3,417       $  2,526
     Income taxes                                          2,614          2,960

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

   In the opinion of management, the consolidated financial statements contain all adjustments which are those of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996 and the results of operations and cash flows for the nine months ended September 30, 1997 and September 30, 1996.


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

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)


NOTE C - INVENTORIES

   Inventories are as follows:

                                          SEPTEMBER 30,   December 31,
                                              1997            1996
                                              ----            ----

       Raw materials                        $10,688        $  23,127
       Work-in-progress                       1,501              452
       Finished goods                        36,775           37,599
                                             ------           ------

                                            $48,964          $61,178
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

   Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $ 21 million.


NOTE E - INVESTMENT IN AFFILIATE

   At September 30, 1997, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 30% at a cumulative cost of approximately $25 million. Danubius owns a number of hotels in Hungary and specializes in spa facilities.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)


NOTE E (CONTINUED)

   Accordingly, the Company accounted for this investment under the equity method at September 30, 1997. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.


   The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:


                                  SEPTEMBER 30, 1997    September 30, 1996
                                  ------------------    ------------------


      Current assets                         $38,045              $27,797
      Noncurrent assets                      153,136               123,024
      Current liabilities                     19,241                12,426
      Noncurrent liabilities                  52,953                11,128
      Stockholders' equity                   118,987               127,267




                                   NINE MONTHS ENDED    NINE MONTHS ENDED
                                  SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                  ------------------   ------------------


      Sales                                  $84,469               $51,655
      Operating income                        17,492                13,963
      Net income                              14,523                12,539

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

   Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1997, the income from the Company's Hungarian and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency which is not freely convertible and which floats against a basket of two currencies (the U.S. Dollar and the European Currency Unit) underwent devaluations against the U.S. Dollar at the rate of 21% during 1996. Since the beginning of 1997, the Hungarian currency has been further devalued by approximately 19% against the U.S. Dollar. Since the functional currency for Investor is the Hungarian Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. See Notes A(8) and P of Notes to Registrant's Consolidated Financial Statements on Form 10-K for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

         The table below sets forth for the nine months ended September 30, 1997 and 1996 certain information with respect to the results of operations of the Company and its principal subsidiaries.

Nine Months Ended             Net Sales         Gross Profit   Income (Loss) before  Net Income (Loss)
September 30, 1997            ---------         ------------     Income Taxes and    -----------------
------------------                                              Minority Interests
                                                                ------------------
                             Amount     %       Amount     %       Amount     %       Amount     %
                             ------     -       ------     -       ------     -       ------     -
                            (In thousands)     (In thousands)     (In thousands)     (In thousands)
IIC Industries Inc.
(parent company)                  --     --         --     --          $56    0.8        $24     0.4


Israel Tractors &
Equipment Co. (Israel)       $52,011   29.1    $14,391   39.2        1,676   24.8      1,271    20.7

Balton CP
Group (Africa)                36,552   20.5     11,333   30.9        1,955   28.9        768    12.5

Investor RT Group             90,019   50.4     10,986   29.9        3,083   45.5      4,064    66.4
(Hungary)                   --------  -----    -------  -----       ------  -----     ------   -----
                            $178,582  100.0    $36.710  100.0       $6,770  100.0     $6,127   100.0
                            ========  =====    =======  =====       ======  =====     ======   =====

Nine Months Ended             Net Sales         Gross Profit   Income (Loss) before  Net Income (Loss)
September 30, 1996            ---------         ------------     Income Taxes and    -----------------
------------------                                              Minority Interests
                                                                ------------------
                             Amount     %       Amount     %       Amount     %       Amount     %
                             ------     -       ------     -       ------     -       ------     -
                            (In thousands)     (In thousands)     (In thousands)     (In thousands)
IIC Industries Inc.               --     --         --     --         $991    6.1       $983    10.1
(parent company)

Israel Tractors &
Equipment Co. (Israel)       $63,315   32.1    $18,060   37.7        4,447   27.5      3,454    35.3

Balton CP
Group (Africa)                31,925   16.2      9,846   20.5        3,345   20.7      1,200    12.3

Investor RT Group            101,731   51.7     20,059   41.8        7,366   45.7      4,139    42.3
(Hungary)                   --------  -----    -------  -----      -------  -----     ------   -----
                            $196,971  100.0    $47,965  100.0      $16,149  100.0     $9,776   100.0
                            ========  =====    =======  =====      =======  =====     ======   =====

CONSOLIDATED RESULTS OF OPERATIONS

   Net Sales. Net Sales on a consolidated basis for the nine months ended September 30, 1997 decreased by approximately $18.4 million or approximately 9.3%, as compared to the comparable period in 1996. This decrease was mainly attributable to a reduction in demand for Israel Tractor's products.

   Gross Profit. Gross Profit on a consolidated basis for the nine months ended September 30, 1997 decreased by approximately $11.3 million or approximately 23%, to approximately $36.7 million, or approximately 20.6% of Net Sales, from approximately $48 million, or approximately 24.3% of Net Sales, in the corresponding period in 1996. This decrease was mainly attributable to depressed market conditions, and reductions of margins in the Investor group, primarily in the agricultural sector. Furthermore, the legacy of the irregular activities of the previous management of Agrimill, who were removed from their posts in February 1997 contributed to the decrease. Agrimill operates in the agricultural sector of the Investor group. (See Note O to the Notes of the 1996 Consolidated Financial Statements.)

   Operating income. Operating income on a consolidated basis for the nine months ended September 30, 1997 decreased by approximately $6.9 million, or approximately 63%, to approximately $4.1 million, or approximately 2.3% of net sales, from approximately $10.9 million, or approximately 5.6% of Net Sales for the corresponding period in 1996. This decrease was principally due to the reasons stated in the Gross Profits section.

   Interest income. Interest income decreased for the nine months ended September 30, 1997 by approximately $800,000, or approximately 32 %, from the corresponding period in 1996, to approximately $1.6 million due to the investment of its cash by Interag in shares in Danubius Hotel & Spa Rt. (the "Hotel Company" or the "Danubius").

   Interest expense. Interest expense for the nine months ended increased by approximately $900,000 or approximately 35% from the corresponding period in 1996, to approximately $3.6 million due to an increase in bank loans.

   Income before Income Taxes and Minority Interest. Income before Income Taxes and Minority Interest for the first nine months ended decreased by approximately $9.4 million, or approximately 58 %, to approximately $6.8 million in the first nine months (representing approximately 3.8 % of Net Sales for that period) from approximately $16.1 million for the corresponding period in 1996 (representing 8.2 % of Net Sales for that period).

   Minority Interests. Minority Interests for the nine months ended decreased by approximately $3.9 million, from the corresponding period in 1996, as a result of lower income.

   Net Income. Net Income for the nine months ended September 30, 1997 decreased by approximately $3.6 million (or approximately 37%) to approximately $6.1 million (representing approximately 3.4 % of Net Sales for that period) from approximately $9.8 million for the corresponding period in 1996 (representing approximately 5% of Net Sales for that period).

   The table below sets forth for the nine months ended September 30, 1997 and 1996 certain information with respect to the results of operations of the Company and its five principal business segments.

                 Nine Months Ended September 30, 1997          Nine Months Ended September 30, 1996
                 ------------------------------------          ------------------------------------

                                       Income before                                 Income before
                                      Income Taxes and                              Income Taxes and
                    Net Sales         Minority Interest         Net Sales           Minority Interest
                    ---------         -----------------         ---------           -----------------

                    Amount   %           Amount   %             Amount   %             Amount   %
                  (In thousands)       (In thousands)         (In thousands)         (In thousands)
-----------------------------------------------------------------------------------------------------
Vehicle sales
and distribution
(Investor)         $ 8,368    4.7     $    49      0.7         $ 8,135    4.1        $  136      0.8

Export and
import of
agricultural
products
(Investor)          80,535   45.1      (2,146)   (31.7)         91,270   46.3         4,629     28.7

Other Industries
(Investor)           1,116    0.6       5,236     77.3           2,326    1.2         3,592     22.2

Tractors and
heavy equipment
(Israel Tractor)    52,011   29.1       1,676     24.8          63,315   32.1         4,447     27.5

Agricultural,
communications
and electrical
equipment
(Balton CP)         36,552   20.5       1,955     28.9          31,925   16.3         3,345     20.8
                  --------  -----      ------    -----        --------  -----       -------    -----
                  $178,582  100.0      $6,770    100.0        $196,971  100.0       $16,149    100.0
                  ========= =====      ======    =====        ========  =====       =======    =====

      INVESTOR

   The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary. General economic difficulties have contributed to a recession in Hungary, which has had a negative effect on Investor's business. Despite such conditions, because of management's actions in reducing overhead costs and closing unprofitable operations, Investor has remained profitable for the first nine months of 1997.

   Vehicle Sales and Service Segment

   o Net Sales for the nine months ended September 30, 1997 increased by approximately $233,000, or approximately 2.9%, as compared to the corresponding period in 1996.

   o There was a Profit before Minority Interests and Income Taxes for the nine months ended September 30, 1997 of $49,000 as compared to a profit of $136,000 in the corresponding period in 1996.

   The increase in Net Sales and the decrease in Income before Income Taxes and Minority Interests was primarily due to increased demand and competition throughout the motor trade business, resulting in lower margins.

   Export/Import and Processing/Storage of Agricultural Products Segment

   o Net Sales for the nine months ended September 30, 1997 decreased by approximately $10.7 million, or approximately 11.8%, as compared to the corresponding period in 1996. The decrease in Net Sales was primarily due to lower export activity and a competitive domestic market.

   o Income before Income Taxes and Minority Interest for the nine months ended June 30, 1997 decreased by approximately $6.8 million, or approximately 146% as compared to the corresponding period in 1996. This decrease was mainly attributable to depressed market conditions in the domestic and export markets, a reduction of margins due to fierce competition, and the legacy of the irregular activities of the previous management of Agrimill, who were removed from their posts in February 1997. (See Note O to the Notes of the 1996 Consolidated Financial Statements.)


   Other Industries

   o Net Sales for the nine months ended September 30, 1997 decreased by approximately $1.2 million, or approximately 52%, as compared to the corresponding period in 1996 due to the disposal of businesses in late 1996.

   o There was a Profit before Income Taxes and Minority Interest of approximately $5.2 million for the nine months ended September 30, 1997, compared to a profit of approximately $3.6 million for the nine months ended September 30, 1996 as a result of the increased equity in earnings of Danubius.

      ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

   o Net Sales for the nine months ended September 30, 1997 decreased by approximately $11.3 million or approximately 17.9% as compared to the corresponding period in 1996, due to a reduction in demand for the Company's products.

   o Income before Income Taxes and Minority Interest for the nine months ended September 30, 1997 decreased by approximately $2.8 million, or approximately 62.30% as compared to the corresponding period in 1996 as a result of lower trading activity.

      BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT SEGMENT

   o Net Sales for the nine months ended September 30, 1997 increased by approximately $4.6 million, or approximately 14.5%, as compared to the corresponding period in 1996. This was due to increased demand for the Company's products and the consolidation of Dizengoff W.A.Nigeria Limited ("Dizengoff"), which was previously accounted for under the equity method.

   o Income before Income Taxes and Minority Interests for the nine months ended September 30, 1996 decreased by approximately $1.4 million, or approximately 41.6 % as compared to the corresponding period in 1996. This decrease was due to a reduced level of activity in Nigeria. .

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1997. At September 30, 1997, IIC Industries Inc., the parent company (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $39.9 million, including cash and cash equivalents of $16.1 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

   At September 30, 1997, Investor, Israel Tractor and Balton had outstanding short-term indebtedness of approximately $21.1 million, $1.8 million, and $4.7 million, respectively.

   At September 30, 1997, Investor, Israel Tractor and Balton had unused lines of short-term credit of $10.9 million, $3 million, and $7.8 million, respectively.

   During the first nine months of 1997, Investor, Israel Tractor, and Balton made capital expenditures of $200,000; $650,000; and $1,834,000 , respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At September 30, 1997, the Company had no significant capital commitments.

INFLATION

   Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

   Inflation in Israel was moderate in 1996 and during the first nine months of 1997, and therefore did not significantly affect operations in that country. Furthermore, the devaluation of the Israeli shekel against the U.S. Dollar for the first nine months of 1997 was at an annual rate of 10.25%.

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


Date:  November 13, 1997
                                            IIC INDUSTRIES, INC.


                                            By: /s/ Fortunee F. Cohen
                                               --------------------------------
                                               Fortunee F. Cohen, Secretary