Form 10-K
period 1997-12-31
IIC INDUSTRIES INC
filed 1998-05-15
CIK 52741

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the Fiscal Year Ended December 31, 1997

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


TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED

       N/A                                              N/A


          Securities registered pursuant to Section 12(g) of the Act:


                         COMMON STOCK, $0.25 PAR VALUE
                               (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of March 31, 1998 was $16,053,267 based on the average of bid and asked quotations for the Common Stock on that date, as reported by the NASDAQ Automated Quotation System.

         The number of shares outstanding of the Registrant's Common Stock, as of March 31, 1998: 5,693,472.

                                ============

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                      N/A
---------------------------------------------------------------

                             IIC INDUSTRIES, INC.

                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS



Part I
          Item 1.  Business....................................................................................   1
          Item 2.  Properties..................................................................................  13
          Item 3.  Legal Proceedings...........................................................................  14
          Item 4.  Submission of Matters to a Vote of Security Holders.........................................  15

Part II
          Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.......................  16
          Item 6.  Selected Financial Data.....................................................................  17
          Item 7.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations...................................................................  18
          Item 8.  Financial Statements and Supplementary Data.................................................  29
          Item 9.  Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure....................................................................  29

Part III
          Item 10.  Directors and Executive Officers of the Registrant.........................................  30
          Item 11.  Executive Compensation.....................................................................  31
          Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................  32
          Item 13.  Certain Relationships and Related Transactions.............................................  34

Part IV
          Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K............................  35

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

      The Company's holdings in Balton and Investor were acquired as part of the Company's transition to an operating company and in connection with the Company's deregistration application. The Company acquired 51% of Balton and made certain loan advances to Balton in May 1991 for approximately $3.5 million in total acquisition costs (of which $1.5 million has been refunded). In addition, in January 1992, the Company purchased a 60% interest (equivalent to 70% after adjusting for treasury stock and unpaid shares) in Investor for approximately $34 million, with an option to purchase an additional 20% for $11.3 million. The option was never exercised, but in December 1994, in settlement of various claims against the sellers, the Company acquired an additional 23% interest for the sum of approximately $900,000. At December 31, 1997, the Company owned a 99% interest in Investor.

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

         Between February 1995 and January 1996, Investor, through its 78% owned subsidiary, Interag, has acquired a 29% equity interest in Danubius Hotel & Spa RT ("Danubius Hotel") for a purchase price of approximately $19.5 million. See, below under "Investor-Interag." The Company itself purchased to date an additional interest of 5.5% equity interest in Danubius Hotel for approximately $4.2 million and an additional 7.8% of Interag for $1 million.

INVESTOR

               General
               -------

         Investor was founded by the Hungarian Trade Ministry in 1989 in order to function as a quasi- owner of certain state owned trading companies. In July 1990, it was converted into a company with share ownership.

         Investor is primarily a holding company with subsidiaries engaged in a variety of activities in Hungary. Investor's principal subsidiaries are Agrimpex RT ("Agrimpex"), in which Investor has a 63% interest, and Interag RT ("Interag"), in which Investor has a 78% interest. In addition, Investor has minority investment positions in several Hungarian companies engaged in various businesses including trading, financial services, banking and consulting. In 1997, Interag continued the rationalization of certain unprofitable operations.

      At December 31, 1997, Investor and its subsidiaries, and Danubius Hotel employed a total of 7,049 persons.


               Agrimpex
               --------

         Agrimpex, a Hungarian company, imports and exports a wide variety of agricultural products (excluding livestock) operating through a domestic and foreign business network, including agents and commercial representatives in various countries throughout the world. The main products traded include cereals (wheat, corn and barley), vegetable oils, oil seeds, sugar, legumes and proteins.

      With respect to export transactions, Agrimpex deals with a large number of Hungarian domestic suppliers, including agricultural cooperatives, individual farmers and other business organizations and is therefore not dependent on any single supplier or small group of suppliers. Agrimpex trades exports with parties located in the republics of the former Soviet Union, Switzerland, Poland, Rumania, etc. With respect to imports, Agrimpex trades principally with parties located in Brazil, Germany, Austria and East Asia.

      Agrimpex has a 50% interest in Harmashatarhegyi Udvarhaz (the other 50% is owned by Interag), a company which operates a restaurant in Budapest, and a 48% interest in a transportation company, Agrovagon Kft., as well as minority interests in other companies.

      In May 1993, Agrimpex, through its newly-formed wholly-owned subsidiary, Agrimill RT ("Agrimill"), acquired the assets of a business engaged in the processing of agricultural products.

      Agrimill's business included four flour mills, four compound feed plants, a rice mill and extensive storage facilities in silos and warehouses. Its main business involves the production and supply of flour which is sold through retail outlets in the area and the sale of animal feed to local farmers. In addition, Agrimill also assists Agrimpex in sourcing agricultural products for export.

      In September 1995, Agrimpex, together with its wholly-owned subsidiary Agrimill purchased 93.5% of Viktoria RT, a Company engaged in the processing of agricultural products. Viktoria's business included flour mills, one compound feed plant, one corn flaking plant,a port facility on the Danube and extensive storage facilities in silos and warehouses. Its main business is in the production of flour and animal feeds, which are sold on the local domestic market.

      At the beginning of 1996, Agrimpex was reorganized, so that the company itself became a holding company and the trading activity was transferred into a newly formed and 100% owned company called Agrimpex Commodities Kft. (Limited Liability Company). The objective was to establish a realistic structure for the group in the view of the previous years investment policy and to limit the exposure from the trading activity. In 1997 Agrimpex Commodities suffered significant losses due to poor management in a time of difficult market conditions. In January 1998, the Board of Agrimpex changed the complete management of the company.

      In October 1996, Agrimpex entered into a joint venture with a 51% ownership to improve its possibilities in getting goods for trade in the northern part of Hungary. The new company, Agrimont supplies the farmers with basic inputs for the production and is authorized to purchase the crop, which is traded by Agrimpex afterwards. Agrimont had a difficult year in 1997 due to unfavorable market conditions.

      At the beginning of 1997, it became apparent that the Managing Director of Agrimill Rt and two of his Deputies were involved in irregular transactions that has caused material loss to the Company. The nature of the irregular activities was such that certain transactions were made between Agrimill Rt and companies that were owned both directly and indirectly by the managers for their own personal benefit. The full extent of the transactions is not yet determined, while a full independent investigation is being carried out. The three managers concerned have subsequently been relieved of all responsibilities within the group. They paid back HUF 70 million unconditionally and the court suspended any further claim until the criminal case will be finished.

      The losses incurred due to these irregularities and difficult market conditions led to a reorganization of Agrimill and Viktoria involving a redundancy program and the rationalization of production facilities to improve utilization and efficiency. Two flour mills and three compound feed plants were mothballed.

      In November 1997, the Danube port and a silo were contributed to a joint venture, DP Invest, as contribution in kind with the result that the Company acquired a 50% interest in DP Invest. (See details of this business in the next section.)


               Interag
               -------

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

      The car business operates through several dealer points and service operations, mainly in Budapest. Interag acts as a dealer for Suzuki, Daewoo and Peugeot. The Lada dealership ceased in 1997.

      In February 1995, Interag concluded the purchase of a 17.3% interest in Danubius Hotel and to date has increased its holdings to approximately 29% at a total cost of approximately $19.5 million.

      Danubius Hotel, a company listed on the Budapest Stock Exchange, owned and/or managed, ten major hotels comprising approximately 2,000 rooms. An additional eleven hotels comprise the smaller Beta Hotels Chain. It owns the Hilton Hotel in the historic old town of Budapest and two hotels, the Grand and Thermal, on Margaret Island, a famous island on the River Danube in Budapest. Hotel Gelbert, which was only managed by Danubius, was bought in 1996 and shareholding in another spa hotel, Helia, was increased so that full control has been achieved as well.

      The Danubius Hotel chain, including several spa hotels, is the foremost of its kind in Hungary and attracts many tourists from Western Europe and further afield. Its occupancy rate of 65.7% in 1995 increased to 68.4% in 1996, and to 69.5% in 1997.

      The management of Interag was particularly attracted to this investment by its strong asset base and because of its substantial income from foreign currency.

      During 1996, negotiations were held with a view to Danubius acquiring a controlling stake in the HungarHotels chain. After an official tender, an 85% share was acquired by Danubius in beginning of 1997. The purchase price was HUF 8.1 billion or equivalent to approximately $45 million. HungarHotels chain consists of fourteen hotels, of which seven hotels are in Budapest. The capacity consists of 1,105 rooms in 4-star hotels and 2,346 rooms in 3-star hotels. During 1997, Danubius acquired an additional 14% of the shares so as of today it owns nearly 100% of the shares.

      In 1997, Interag directly acquired a 50% ownership in a company, ATI Depo which is involved in the public warehousing business. The Company operates one freehold warehousing site and nine rented ones. The rented ones belong to DP Invest, which has similar identical ownership structure (50% Hungarian Investment & Development Bank, 50% Investor Group through Interag and Agrimpex). DP Invest is a real estate holding company, whose holdings are rented by ATI Depo.

      Because of a syndicate agreement with the co-owner, the Investor Group exercises the management control over ATI Depo. The basic consideration of the group management was to develop this warehouse network establishing new logistic centers utilizing the locations of the warehouses all over the country.



               Governmental Regulation
               -----------------------

      Hungary made all current account items convertible on January 1st, 1996 when the Foreign Exchange Law came into force. Accordingly, on January 2nd, 1996, the IMF acknowledged that Hungary was in compliance with Article VIII of the Articles of Association.

      Many liberalization measures have already been adopted or their timing has been accepted by the Hungarian Government. The underlying principle has remained the same as at the time of the establishment of the foreign exchange law: first, transactions with longer maturities, then-- when the relatively significant interest differentials between Hungary and its partners have decreased- transactions with shorter maturaties have been or will be liberalized. Companies with foreign participation may keep their initial hard currency share capital in the currency of the investment. Dividends, net of withholding tax and consideration received on the sale of shares may be repatriated in the original currency of investment without restrictions or the need for approval. Businesses can convert Forints into another currency to import goods provided sufficient Forint funds are available. Services rendered within Hungary should be paid for in Forints and Hungarian companies may not conduct trade among themselves in foreign currency.

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

         For 1997, the 23% supplementary tax was abolished, and profits will be subject to a linear tax levied at 18%. A typical dividend tax at 20% was introduced, which is subject to the provisions of the double taxation treaties.


         Dividend tax is not payable on:

                  o distributions to Hungarian resident companies- unless the distribution is made in cash;

                  o dividends reinvested by foreign shareholders directly into existing or new Hungarian companies;

                  o increase in share capital if the capital was increased from 1995 or 1996 profits and the decision is made before May 31st, 1997 and reported to the Court of Registration before June 30th, 1997, and the increase is maintained for three calendar years; or

                  o 1997 and 1998 dividends, if the source of the dividend payment is pre-1995 profits.
For 1998, the 1997 tax regulations are prolonged.

         Business Conditions in Hungary
         ------------------------------

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

         The current account at December 31, 1997 had a $981 million deficit (2.1% of GDP), a reduction of $697 million from 1996. The account trade deficit for 1997 was $1.734 billion, a reduction of $911 million from 1996. The gross foreign currency debt amounted to $21.7 billion in 1997, as compared to $25.87 billion in 1996.

         Privatization, one of the most important elements of the transformation process, is nearing its completion. Foreign direct investment was $2.1 billion in 1997 and $1.98 billion in 1996. In the last two years, the strategic sectors of telecommunications and the energy sectors, were the main areas of privatization. Bank privatization has started and has made important steps, including the selling of the last large bank, the Commercial and Credit Bank (KHB). The process of privatization should be completed by end of 1998.

         During 1997, the conditions of a balanced macroeconomic growth gained momentum in Hungary's economy. In 1997, the GDP increased 4.0%. Industrial production rose 11.2% in volume terms in 1997, with industrial output sales rising 34.5%. Domestic sales declined 1.2% compared to the same period in 1996. The highest increase was registered in the engineering sector (77.9% increase from 1996 to 1997). Industrial output increased 16.1% in 1997. Due to large investment projects of the state and local governments, output of the construction sector rose 9.8% in volume terms in 1997. The consumer prices rose 18.3% in 1997 compared to 23.6 % in 1996.

         Regarding the outlook for the coming years, developments in the economy conform expectations concerning the continuing improvement of the domestic and external financial position of the country and the moderate but steady increase in GDP. Economic activity is expected to increase in dynamism, leading to a GDP growth rate of approximately 4.5% in 1998 and accelerating in the years following.

         The annual average rate of inflation in 1998 is expected around 15%. According to expectations, inflation can be reduced by as much as 4-5 % in each of the next few years.


         Political Conditions in Hungary
         -------------------------------

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

         The former opposition parties (socialists and liberals) won the second free elections in June 1994. The coalition government is aware of the short-term difficulties associated with the transformation of Hungary's economy, such as lower GDP and high unemployment and is committed to establishing a market economy and further integration of Hungary into the Western European and international economies. In 1998, an election is scheduled for May.

         Hungary is pursuing political as well as economic integration with Western Europe, including membership in the European Community ("EC"). The timing of Hungary's accession to full EC membership will depend on political developments and the continued restructuring and development of Hungary's economy, and will require the approval of all EC member nations. Hungary is among the six countries with which the EC started detailed negotiations in April 1998. Hungary will become a full member of NATO in 1998.



ISRAEL TRACTOR

         General
         -------

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

         Israel Tractor serves a large number of customers in Israel, approximately 55% of whom are in the construction business and 18% of whom are in the mining business. For the year ended December 31, 1997, approximately 71% of the total sales was Caterpillar tractors, 11% was Navistar trucks, and Bobcat and Ingersol-Rand equipment was 9% each. Israel Tractor faces competition from other distributors of tractors and other heavy equipment, as most manufacturers of such equipment operate in Israel through dealers.

         Israel Tractor's current agreement with Caterpillar was entered into in April 1992. The agreement may be terminated without cause, which may occur upon six months notice by either party, or for cause by Caterpillar upon the occurrence of certain events (such as bankruptcy, insolvency, cessation of business by the dealer, or default on financing agreements with Caterpillar). Israel Tractor's current agreement with Navistar is on an annual basis commencing in January 1997 and expiring in December 1997. This agreement may be terminated prior to expiration by mutual consent of the parties, upon 60 days' written notice by either party, or for cause by Navistar upon the occurrence of certain events (such as default in the payment of obligations to Navistar, insolvency or change of corporate control or management of the dealer).

         At December, 1997, Israel Tractor employed 330 persons.

         Political and Economic Conditions in Israel
         -------------------------------------------

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

         The Gaza Strip and Jericho agreement of May 4, 1994 involves various topics relating to the Gaza Strip area and sixty-five square kilometers of the Jericho area. The civilian administration in the Gaza Strip and Jericho will be disbanded and its responsibilities passed on to the Palestinian authorities, in twenty-five sectors of which the major ones are education, tourism, agriculture, water, transportation, electricity, health, finances, commerce. Early in 1997, an additional agreement was signed regarding the Hebron area and the civilian administration was transferred to the PLO. However, in recent months, little process has been made in the peace process.

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

         1997 was a year of contrasting economic developments. A particularly favourable development was the rise of only 7% in the consumer price index, the lowest since the 3.9% increase recorded in 1969. In addition, the current account deficit fell by some two billion dollars, from $5.3 billion in 1996 to $3.5 billion in 1997, a reasonable level of 3.5% of GDP. On the other hand, the year was notable for a serious slowdown in the GDP growth rate, to only 2.1% in 1997 compared with 4.5% in 1996 and an annual average of 6% during the years 1992 to 1995. This slowdown was accompanied by a large rise in the unemployment rate to an average of 7.8% in 1997, compared with 6.7% in 1996.

         These developments were heavily affected by the policy of severe monetary restraint as reflected by an average real interest rate of 5.3% and 7% in 1996 and 1997, respectively. Fiscal constraint also increased, resulting in an aggregate budget deficit of only 2.4% of GDP in 1997 compared with 3.6% in 1996. These trends are expected to intensify in 1998. The policy of very strict monetary and fiscal constraint will continue, in order to hold down inflation at a lower level of 5-7% in 1998, with the possibility of declaring a target of 2-3% by the year 2000.

         The government's economic policy is based on the priority of reducing inflation to Western European levels (currently 1% to 2%). Under this policy concept, the achievement of this objective will make it possible to subsequently reach a higher pace of growth. Targeting these low levels of inflation will lead to a persistently severe policy of monetary and fiscal constraint during the coming years. This will prevent growth in infrastructure investment, and the exchange rate adjustment necessary for remedying the appreciation of the shekel.

         As a result of the above, the Israeli economy in 1997 was in a slowdown. the high interest rates, reduction in the budget and the standstill in the peace negotiations, reduced investments in fixed assets from 8.8% in 1996 to 5.9% in 1997. Government construction decreased from 3.4% in 1996 to 1.8% in 1997 and as a result, there was a considerable drop in infrastructure work, housing construction, consumption and tourism.

         BALTON

         General
         -------

         Balton is a management and holding company serving its African subsidiaries which operate in Nigeria, Zambia, Ghana, Kenya, Tanzania, Uganda and Cote D'Invoire. These subsidiaries are located in and organized under the laws of the jurisdiction where they operate. The subsidiary in Cote D'Invoire was first registered in 1997 and commenced trading on April 7th, 1997. Balton manages the financial and commercial activities of its subsidiaries and acts as a trading house for its subsidiaries and customers in other African countries maintaining contact with suppliers, manufacturers, shipping companies, and banks.

         The primary subsidiaries of Balton are Amiran Zambia Ltd. ("Amiran Zambia"), Dizengoff Ghana Ltd. ("Dizengoff Ghana"), Amiran Kenya Ltd. ("Amiran Kenya"), Balton Tanzania, Ltd; previously, Tanzania Transcontinental Trading Co. Ltd. ("Balton Tanzania") Balton BV-DWA Nigeria Ltd. ("Balton (Nigeria)"), Balton (U) Ltd. Uganda ("Balton Uganda") and Balton SNES ("Balton Cote D'Ivoire").

         The principal products traded by Balton and its subsidiaries are agri-chemicals and agricultural implements, radio communication, telecommunications, air conditioning and electrical equipment. Balton has dealership concessions with Motorola Communications and Radius Equipment which it holds on behalf of its subsidiaries in Nigeria, Ghana, Kenya and Uganda. The current distribution agreements with Motorola Communications are for a one-year period expiring in December 1997, renewable for successive one-year periods and may be terminated by either party upon 60 days' written notice. In addition, Balton Nigeria is involved in the installation of water supply equipment and Balton Tanzania is involved in the manufacture of animal foodstuffs.

         During the first quarter of 1994, Balton Nigeria commenced preliminary work for the construction and installation of a water treatment plant and related facilities in Katsina, Nigeria, pursuant to a contract with the Nigerian Ministry. Work on this contract continued during 1995 and 1996 but at a slower pace than specified by the contract agreement due to insufficient funding from the client. A substantial portion of the work has been subcontracted. By November 1996, the original period for completion of the total contract expired and the work completed amounted to approximately 20% of the total contract. The Nigerian Ministry has agreed that the company complete the project at a remaining, revised, contract price of $76 million. Completion of this project is subject to the political and economic risks associated with doing business in Nigeria, and is dependent upon the Nigerian Ministry's ability to fund the contract. See Note D of Notes to Consolidated Financial Statements.

         Roughly 50% of the goods supplied by Balton are from Israeli suppliers, although virtually all irrigation and air conditioning equipment is from Israel. Balton's other sources of supply come from a diverse group of suppliers worldwide. The bulk of Balton's customers are located in the African countries where it conducts business. The Company's business is not dependent on a single customer or small group of customers. Approximately 30% of sales by Balton's subsidiaries are for cash, with the balance on credit terms with an average of 90 days.

         At March 31, 1998, Balton and its subsidiaries and associated companies, employed a total of approximately 630 persons.

         Economic and Political Conditions in Africa
         -------------------------------------------

         The economic and political climate of the African countries may directly affect the transaction of business by Balton and its African subsidiaries. In particular, the currencies of the African countries where Balton transacts business have been subject to significant devaluation against the United States dollar. During 1997, there were significant devaluations in Kenya and Ghana and foreign currency exchange losses have been incurred in the year. See Note N of Notes to Consolidated Financial Statements. In addition, business activity in certain countries is subject to significant foreign exchange regulation as well as price verification.

         In addition, the economies of individual African countries may differ favorably or unfavorably from the U.S. economy in such respects as growth of gross domestic product, rate of inflation, currency depreciation, capital reinvestment, resources, self-sufficiency and balance of payments position. In particular, there were high rates of inflation during 1997 in the African countries where Balton transacts business. Further, the economies of African countries generally are heavily dependent upon international trade and, accordingly, may be adversely affected by trade barriers, exchange controls, managed adjustments in relative currency values and other protectionist measures imposed or negotiated by the countries with which they trade. These economies also may be adversely affected by economic conditions in the countries with which they trade.

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






FINANCIAL INFORMATION ABOUT INDUSTRY AND GEOGRAPHIC SEGMENTS

         For disclosure regarding the Company's business segments and geographic areas, see Note P of Notes to Consolidated Financial Statements filed under Item 8 of this Annual Report on Form 10-K (the "Report").

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

         Investor currently operates from an office building (located in Budapest) ,which is owned by Interag. Investor and Interag use 384 square meters of office space which is adequate for their current needs and the remaining part of the building (over 2500 square meters) is being rented to subsidiaries of Danubius, HungarHotels and Agrimpex. Interag continues to own or lease several properties which, following the reorganization of Interag are now utilized, principally by third parties, for retail operations. The other office building (total square meters of 2,900) comprising the former headquarters is being refurbished and sublet.

         Completion of the sale of certain properties to Shell under the agreement of 1993 was completed in March 1997, by the sale of the remaining three sites.

         Agrimpex leases office space in Budapest. Its Agrimill subsidiary owns a head office in Bekescsaba, 18 sites in Bekes County and one in Budapest, which include 4 flour mills, 1 rice mill, 4 compound feed plants, and 9 silo or warehouse facilities. Agrimill's facilities in the aggregate are situated on 496,600 square meters of land and include 113,900 square meters in building space.

         Viktoria operates from a head office in Kecskemet, and owns twelve sites in Bacs-Kiscun County, which includes four flour mills, one compound feed plant, one corn flaking plant and substantial silos and warehousing facilities.

         ATI Depo and DP Invest lease office space in Budapest. Warehousing sites owned and used by them are located in Budapest, Gyor, Szabadbattyan, Pecs, Miskolc, Bala and Szajol.


         Balton leases office and warehouse space in the African countries where it operates. Balton leases 6 properties under long term leases (i.e. for terms of ten years or more) in various locations in Nigeria (ranging in space from 240 square meters to 4,100 square meters). Also, Balton leases four properties in Nairobi, Kenya under annual leases; an office and warehouses in Accra, Ghana pursuant to a long term lease; two locations for office, factory and warehouse space in Lusaka, Zambia, pursuant to long term leases; an warehouse and factory in Dar es Salaam, Tanzania pursuant to leases with the Government, and an office and warehouse in Kampala, Uganda under an annual lease.

         Balton is currently developing its own site in Nairobi, Kenya and on completion of the development will vacate all four leasehold properties. It has purchased a property in Kampala, Uganda, which is presently undergoing refurbishment and upon completion it will vacate the present leasehold properties. Also, it is presently finalizing ownership title to the office and warehouse space it utilizes in the Cote D'Ivoire.

 ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1997 annual meeting of stockholders was held on October 30,1997. At that meeting, the following proposals were submitted to the Company's stockholders: (1) election of the Company's current Board of Directors and (2) ratification of Grant Thornton LLP as independent accountants of the Company for the fiscal year ended December 31, 1997.

         At the meeting, the Company's nominees for directors were elected. For Bernard Schreier 1,285,079 shares were voted for and 2,395 shares were voted against; for Gideon Schreier 1,285,079 shares were voted for and 2,395 shares were voted against; for Michael Wreschner 1,285,577 shares were voted for and 1,897 shares were voted against; for Leonard Goldfine 1,285,577 shares were voted for and 1,897 shares were voted against; for Wilfred Wyler, 1,285,559 shares were voted for and 1,915 were voted against; and for Alfred Simon 1,285,577 shares were voted for and 1,897 shares were voted against. The appointment of Grant Thornton LLP as the Company's independent accountants for the fiscal year ended December 31, 1996 was approved with 1,284,804 shares were voted for, and 1,428 shares being voted against.

         A special meeting of stockholders was held on March 3, 1998. At that meeting, the Company's stockholders voted an amendment to the Company's Certificate of Incorporation to increase the authorized Common Stock of the Company from 1,800,000 shares to 7,200,00 shares and change the par value per share from One Dollar to Twenty-Five Cents. The shareholders voted 1,066,632 shares for, and 642 shares voted against. As a result, the Company effected a 4-for-1 stock split, which was distributed on March 16, 1998 to shareholders on record at the close of business on March 3rd, 1998.

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



PERIOD                           High                        LOW
------                           ----                        ---

1996
----

1st quarter                      $10 1/4                     $8 1/2

2nd quarter                      $9 1/4                      $8 1/2

3rd quarter                      $9                          $8 3/4

4th quarter                      $10                         $9



1997
----

1st quarter                      $9 3/4                      $9

2nd quarter                      $11 3/4                     $9 3/4

3rd quarter                      $11                         $10 3/4

4th quarter                      $11 1/4                     $10 1/4



1998
----

1st quarter                      $11 3/4                     $10 1/2




         As of March 31, 1998, there were 1550 record holders of the Company's Common Stock.

         The Company's policy has been to conserve cash for future operating and capital expenditures and accordingly, the Company does not plan to declare dividends in the foreseeable future. No dividend payments were made in 1995, 1996 or 1997.

         On March 3rd, 1998, the Company's Board of Directors declared a 4-for-1 stock split, which was distributed on March 16, 1998 to shareholders on record at the close of business on March 3rd, 1998. The above share prices have been retroactively restated to reflect the stock split.

 ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain consolidated financial data for the Company as at and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 which should be read in conjunction with the Consolidated Financial Statements (including the notes thereto) and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Report.



YEARS ENDED DECEMBER 31,                             1997           1996            1995           1994           1993
-----------------------                              ----           ----            ----           ----           ----

(In thousands, except  per share data)

Statement of Income Data:
Net sales......................................... $239,617       $275,820        $280,921       $245,185       $250,820
Gross profit......................................   48,388         65,227          60,946         51,512         54,890
Selling, general and administrative expenses......   44,461         49,083          43,401         37,978         53,543
Operating income..................................    3,927         16,144          17,545         13,534          1,347
Other income
 Interest income..................................    2,186          2,285           3,624          6,729          8,068
 Dividend income..................................       13             22             254            149            612
 Equity in earnings (loss) of affiliates..........    4,156          4,230           3,823            (28)           433
 Foreign currency gain (loss).....................   (2,453)          (263)           (385)         1,330         (2,459)
 Gain on sale of non-current assets...............    2,486          2,230           1,373          1,632         12,876
 Interest expense.................................   (4,753)        (4,100)         (4,764)        (4,705)        (3,842)
Rental income.....................................    1,585          1,710           1,249          1,356          1,059
Nonrecurring gain-................................                                                  6,746
settlement of warranty claim
 Other- net.......................................   (1,342)        (1,566)         (1,199)           573          1,058
 Income before minority interest and income taxes     5,805         20,692          21,520         27,316         19,152
Net income........................................    5,373         12,711          11,641         16,141          6,218
Basic net  income per  common  share..............    $0.94          $2.23           $2.04          $2.84          $1.09
Basic average number of common shares outstanding     5,693          5,693           5,693          5,693          5,693



AT DECEMBER 31,                                     1997             1996           1995          1994           1993
--------------                                      ----             ----           ----          ----           ----

(In thousands)

Balance Sheet Data:
Working capital.............................       $50,822         $47,464        $49,416        $67,576        $39,391
Total assets................................       176,042         203,556        175,449        175,949        203,351
Short-term debt,  including current maturities of
 long term debt.............................        25,151          35,838         17,046         21,539         24,198
Long-term debt, excluding current maturities         1,508           2,160          2,528          2,179          2,291
Total liabilities...........................        88,897          95,032         70,979         73,936        103,416
Minority interest in subsidiaries                   15,149          20,494         22,171         24,643         35,427
Stockholders' equity........................        87,145          88,030         82,299         77,370         64,508

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1997, the income from the Company's Hungarian and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency which is not freely convertible and which floats against a basket of two currencies (the U.S. dollar and the European Currency Unit) underwent devaluations against the U.S. dollar at the rate of 24 % during 1997. Since the beginning of 1998, the Hungarian currency has been further devalued by approximately 4 % against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. See Notes A(8) and N of Notes to Consolidated Financial Statements filed under Item 8 of this Report.

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

         The Company has three principal areas of operation with respect to its subsidiaries:

         (a)      Investor and its subsidiaries in Hungary
         (b)      Israel Tractor in Israel
         (c) Balton and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Kenya, Uganda and the Cote D'Ivoire.

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


1997 Compared to 1996
---------------------

                  The table below sets forth for 1997 and 1996 certain information with respect to the results of operations of the Company and its principal subsidiaries.



1997                                 Net Sales                    Gross Profit               Income before
----                                 ---------                    ------------              Income Taxes and
                                                                                           Minority Interests
                                                                                           ------------------
                                 Amount            %           Amount           %          Amount          %
                                 ------            -           ------           -          ------          -

                              (In millions)                 (In millions)               (In millions)
IIC Industries Inc.                        --         --                --         --            $0.6       10.3
(parent company)

Israel Tractors &                       $67.7       28.2             $19.1       39.6             2.4       41.4
Equipment Co. (Israel)

Balton CP Group (Africa)                 51.0       21.3              14.8       30.6             1.7       29.3

Investor RT Group (Hungary)             120.9       50.5              14.4       29.8             1.1       19.0
                                        -----       ----              ----       ----             ---       ----

                                       $239.6        100             $48.3        100            $5.8        100
                                       ======        ===             =====        ===            ====        ===

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)



1997                               Net Income (Loss)
----                               -----------------


                                  Amount            %
                                  ------            -

                              (In millions)
IIC Industries Inc.                      $0.4          7.4
(parent company)

Israel Tractors &                         1.7         31.5
Equipment Co. (Israel)

Balton CP Group (Africa)                  0.6         11.1

Investor RT Group (Hungary)               2.7         50.0
                                          ---         ----

                                         $5.4          100
                                         ====          ===

    1996                            Net Sales                     Gross Profit                Income before
    ----                            ---------                     ------------               Income Taxes and
                                                                                             Minority Interests
                                                                                             ------------------


                                 Amount            %            Amount            %          Amount         %
                                 ------            -            ------            -          ------         -

                              (In millions)                  (In millions)                (In millions)
IIC Industries Inc.                        --         --                  --         --           $0.9        4.4
(parent company)

Israel Tractors &                       $81.8       29.6               $24.2       37.1            6.3       30.4
Equipment Co. (Israel)

Balton CP Group (Africa)                 57.3       20.8                18.4       28.2            8.9       43.0

Investor RT Group (Hungary)             136.7       49.6                22.6       34.7            4.6       22.2
                                        -----       ----                ----       ----            ---       ----

                                       $275.8        100               $65.2        100          $20.7        100
                                       ======        ===               =====        ===          =====        ===

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)


    1996                      Net Income (Loss)
    ----                      -----------------




                                  Amount          %
                                  ------          -

                              (In millions)
IIC Industries Inc.                     $0.8        6.3
(parent company)

Israel Tractors &                        4.8       37.8
Equipment Co. (Israel)

Balton CP Group (Africa)                 2.9       22.8

Investor RT Group (Hungary)              4.2       33.1
                                         ---       ----

                                       $12.7        100
                                       =====        ===

         The table below sets forth for 1997 and 1996 certain information with respect to the results of operations of the Company and its five principal business segments.

                                      1997                                                  1996

                                                       Operating                                            Operating
                 Net sales        Gross Profit        Income (Loss)     Net Sales         Gross Profit    Income (Loss)
                 ---------        ------------        -------------     ---------         ------------    -------------

                 Amount      %     Amount     %          Amount        Amount      %      Amount      %        Amount
             (In millions)     (In millions)         (In millions)  (In millions)     (In millions)         (In millions)
-----------------------------------------------------------------------------------------------------------------------

Vehicle           $11.9    5.0      $1.5     3.1        $(0.1)         $12.0      4.4      $1.7       2.6       $(0.2)
sales and
distribution
(Investor)
Export and        107.1   44.7      12.6    26.1         (0.5)         121.6     44.1      20.0      30.7         2.3
import of
agricultural
products
(Investor)
Other               1.9    0.8       0.3     0.6         (2.2)           3.1      1.1       0.9       1.4        (2.2)
Industries
(Investor)
Tractors           67.7   28.2      19.1    39.6          2.3           81.8     29.7      24.2      37.1         6.6
and heavy
equipment
(Israel
Tractor)
Agricultural,      51.0   21.3      14.8    30.6          4.4           57.3     20.7      18.4      28.2         9.6
communications
and
electrical
equipment
(Balton)
                ------     ---    -----      ---        ----         ------       ---    -----        ---      -----
                 $239.6    100     $48.3     100         $3.9         $275.8      100     $65.2       100       $16.1
                 ======    ===     =====     ===         ====         ======      ===     =====       ===       =====





1996 Compared to 1995
---------------------

         The table below sets forth for 1996 and 1995 certain information with respect to the results of operations of the Company and its principal subsidiaries.


1996                          Net Sales              Gross Profit           Income before      Net Income (Loss)
----                          ---------              ------------        Minority Interests    -----------------
                                                                          and Income Taxes
                                                                         ------------------

                           Amount         %         Amount         %       Amount       %       Amount       %
                        (In millions)            (In millions)         (In millions)         (In millions)
IIC Industries Inc.              --      --               --      --        $0.9      4.4         $0.8     6.3
(parent company)

Israel Tractors &             $81.8    29.6            $24.2    37.1         6.3     30.4          4.8    37.8
Equipment Co.
(Israel)

Balton CP Group                57.3    20.8             18.4    28.2         8.9     43.0          2.9    22.8
(Africa)

Investor RT Group             136.7    49.6             22.6    34.7         4.6     22.2          4.2    33.1
(Hungary)                     -----    ----             ----    ----         ---     ----          ---    ----

                             $275.8     100            $65.2     100       $20.7      100        $12.7     100
                             ======     ===            =====     ===       =====      ===        =====     ===

1995                          Net Sales              Gross Profit           Income before         Net Income
----                          ---------              ------------        Minority Interests       ----------
                                                                          and Income Taxes
                                                                         ------------------

                           Amount         %         Amount         %       Amount       %       Amount       %
                        (In millions)            (In millions)          (In millions)        (In millions)

IIC Industries Inc.                 --      --               --      --        $0.3      1.4       $(0.1)   (0.8)
(parent company)

Israel Tractors &                $91.4    32.5            $24.5    40.2         8.8     40.9          6.0    51.7
Equipment Co.
(Israel)

Balton CP Group                   43.2    15.4             11.6    19.0         3.2     14.9          1.0     8.6
(Africa)

Investor RT Group                146.3    52.1             24.9    40.8         9.2     42.8          4.7    40.5
                                 -----    ----             ----    ----         ---     ----          ---    ----
(Hungary)

                               $ 280.9   100.0           $ 61.0   100.0      $ 21.5    100.0       $ 11.6   100.0
                                 =====   =====             ====   =====      ======    =====       ======   =====




         The table below sets forth for 1996 and 1995 certain information with respect to the results of operations of the Company and its five principal business segments.


                                      1996                                                   1995
                                                       Operating                                            Operating
                 Net sales        Gross Profit       Income (Loss)         Net Sales        Gross Profit  Income (Loss)
                 ---------        ------------       -------------         ---------        ------------  -------------


               Amount      %     Amount     %          Amount        Amount      %      Amount     %
                                                                                                          Amount
           (In millions)     (In millions)          (In millions) (In millions)      (In millions)      (In millions)
-----------------------------------------------------------------------------------------------------------------------
Vehicle           $12.0    4.4      $1.7     2.6         $(0.2)        $10.0      3.6      $2.0     3.3     $(0.2)
sales and
distribution
(Investor)
Export and        121.6   44.1      20.0    30.7           2.3         122.8     43.7      20.6    33.7       6.4
import of
agricultural
products
(Investor)
Other               3.1    1.1       0.9     1.4          (2.2)         13.5      4.8       2.3     3.8      (3.4)
Industries
(Investor)
Tractors           81.8   29.7      24.2    37.1           6.6          91.4     32.5      24.5    40.2       9.8
and heavy
equipment
(Israel
Tractor)
Agricultural,      57.3   20.7      18.4    28.2           9.6          43.2     15.4      11.6    19.0       4.9
communications
and
electrical
equipment
(Balton)
               ------      ---   ------      ---        ----         ------     ---       -----     ---
                                                                                                         ---
                 $275.8    100     $65.2     100         $16.1        $280.9    100       $61.0     100     $17.5
                 ======    ===     =====     ===         =====        ======    ===       =====     ===     =====

         1997 COMPARED TO 1996

         Net Sales. Net sales on a consolidated basis in 1997 decreased by $36.2 million as compared to 1996. This decrease was mainly attributable to a reduction in demand for the Company's products

         Gross Profit. Gross Profit on a consolidated basis in 1997 decreased by approximately $16.8 million, or approximately 25.8%, to $48.4 million, or approximately 20.2% of net sales, from approximately $65.2 million, or approximately 23.6% of net sales, in 1996. This decrease was mainly attributable to depressed market conditions, and reductions of margins in the Investor group, primarily in the agricultural sector. Furthermore, the legacy of the irregular activities of the previous management of Agrimill, who were removed from their posts in February 1997 contributed to the decrease. Agrimill operates in the agricultural sector of the Investor group. (See Note M to the Notes of the 1997 Consolidated Financial Statements.)

         Operating income. Operating income on a consolidated basis in 1997 decreased by approximately $12.2 million, to approximately $3.9 million, or approximately 1.6% of net sales, from approximately $16.1 million, or approximately 5.9% of net sales in 1996. This decrease was principally due to the reasons stated in the Gross Profits section.

         Interest income. Interest income increased in 1997 by approximately $100 thousand, or approximately 4.3%, to approximately $2.2 million.

         Equity in earnings of affiliates Equity in earnings of affiliates decreased in 1997 by $74 thousand primarily due to the Danubius investment.

         Foreign currency gains and losses. There was a foreign currency net loss in 1997 of $2.5 million compared to a loss in 1996 of $0.3 million. This increase was primarily attributable to devaluations of local currency in Africa and Hungary.

 In addition, the foreign translation adjustment loss (see stockholders' equity calculation) increased from approximately $25.8 million in 1996 to approximately $32.1 million in 1997 due primarily to the weakness of the Hungarian Forint.

         Gain on sale of non-current assets. Gain on sale of non-current assets in 1997 increased by approximately $256 thousand, to approximately $2.5 million. This increase was primarily due to the sale of the remaining parcels of land to Shell in Hungary.

         Interest expense. Interest expense in 1997 increased by approximately $700 thousand. This increase is primarily due to an increase in bank loans in Hungary.

         Income before income taxes, and minority interests. Income before income taxes and minority interests in 1997 decreased by approximately $14.9 million, or approximately 71.9%, to approximately $5.8 million in 1997 (representing approximately 2.4% of net sales for that year) from approximately $20.7 million in 1996 (representing approximately 7.5% of net sales for that year).

         Minority interest. Minority interest in 1997 decreased by approximately $4.0 million, due to losses in the Investor group.

         Income Taxes Income taxes in 1997 decreased by approximately $3.6 million, or approximately 71% to $1.5 million in 1997. This decrease was primarily due to a reduction in Net Income.

         Net Income Net income for 1997 decreased by approximately $7.3 million from approximately $12.7 million in 1996 to approximately $5.4 million in 1997. The decrease is due to adverse trading conditions in the countries of operation.


         Investor
         --------

         The operations of three of the Company's segments are conducted in Hungary through Investor. During 1997, Investor continued to rationalize certain unprofitable operations. See Item 1. Business - Investor.

                  Vehicle Sales and Service Segment
                  ---------------------------------

         o Net sales for 1997 decreased by approximately $153 thousand or approximately 1.3%, as compared to 1996.

         o Gross Profit for 1997 decreased by approximately $200 thousand to approximately $1.5 million (representing 12.6% of net sales for such year) from approximately $1.7 million in 1996 (representing 14% of net sales for such year).

         o Operating losses were approximately $50 thousand in 1997 and $200 thousand in 1996.

         The decrease in net sales arose from increased competition in the motor trade business.

                  Export/Import and Processing/Storage of Agricultural Products
                  -------------------------------------------------------------
                  Segment
                  -------
         o Net sales for 1997 decreased by approximately $14.5 million, or approximately 11.9%, as compared to 1996.

         o Gross Profit for 1997 decreased by approximately $7.4 million, or approximately 37 % to approximately $12.6 million (representing 12% of net sales for such year) from approximately $20 million in 1996 (representing 16% of net sales for such year).

         o Operating income for 1997 decreased by approximately $2.9 million, or approximately 123%, to approximately an operating loss of $500 thousand from approximately $2.4 million in 1996.

     The decrease in net sales was primarily due to lower export activity and a competitive domestic market. The gross profit and operating income were adversely affected by depressed market conditions in the domestic and export markets, a reduction of margins due to fierce competition, and the legacy of the irregular activities of the previous management of Agrimill, who were removed from their posts in February 1997. (See Note M to the Notes of the 1997 Consolidated Financial Statements.)


                  Other Industries
                  ----------------

         o Net sales for 1997 decreased by approximately $1.2 million, or approximately 40%, as compared to 1996.

         o Gross Profit for 1997 decreased by approximately $600 thousand, or approximately 67% to approximately $300 thousand (representing 16% of net sales for such year) from approximately $900 thousand in 1996 (representing 29% of net sales for such year).

         o Operating loss for 1997 and 1996 was approximately $2.2 million.

      The decrease in net sales and gross profits, as well as the reduction in operating loss, was due to the continued rationalization and disposal of marginal businesses.



         Israel Tractor: Tractors and Heavy Equipment Segment
         ----------------------------------------------------

         o Net sales for 1997 decreased by approximately $14.1 million, or approximately 17.2% as compared to 1996, due to a reduction in demand for the Company's products.


         o Gross Profit for 1997 decreased by $5.1 million, or 21.1%, to $19.1 million (representing 28.2% of net sales for such year) from $24.2 million in 1996 (representing 29.6% of net sales for such year). This decrease was due the reduction in Sales.


         o Operating income for 1997 decreased by $4.3 million to $2.3 million (representing 8.1% of net sales for such year) from $6.6 million in 1996 (representing 3.4% of net sales for such year) as a result of lower trading activity.

Balton: Agricultural, Communications and Electrical Equipment Segment
---------------------------------------------------------------------

         o Net sales for 1997 decreased by $6.3 million, or approximately 11%, as compared to 1996 principally due lower demand for the Company's products.

         o Gross Profit for 1997 decreased by $3.6 million, or (approximately 20%), to $14.8 million (representing 29% of net sales for such year) from $18.4 million in 1996 (representing 32% of net sales for such year). This decrease was due the decrease in Sales.

         o Operating income for 1997 decreased by $5.2 million to $4.4 million, (representing 8.6% of net sales for such year) from $9.6 million in 1996. This decrease was due to the reduction of sales and gross profit.


1996 COMPARED TO 1995

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

         Operating income. Operating income on a consolidated basis in 1996 decreased by approximately $1.4 million, to approximately $16.1 million, or approximately 5.9% of net sales, from approximately $17.5 million, or approximately 6.2% of net sales in 1995. This decrease was principally due the irregular transactions carried out by the management of Agrimill. (See Note M of the Notes to the Consolidated Financial Statements)

         Interest income. Interest income decreased in 1996 by approximately $1.3 million, or approximately 36.9%, to approximately $2.3 million due to the investment of its cash by Interag in shares of Danubius.

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

                  Vehicle Sales and Service Segment
                  ---------------------------------

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

                  Export/Import and Processing/Storage of Agricultural Products
                  -------------------------------------------------------------
                  Segment
                  -------

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

         The decrease in net sales was primarily due to lower trading activities in commodities. The Gross Profit and Operating Income were adversely affected by the need to make provisions in respect to the irregular transactions carried out by the Managing Director and two of his Deputies at Agrimill and Viktoria. The three managers concerned have been dismissed. (See Note M of Notes to Consolidated Financial Statements).


                  Other Industries
                  ----------------

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






         Israel Tractor: Tractors and Heavy Equipment Segment
         ----------------------------------------------------

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


         Balton: Agricultural, Communications and Electrical Equipment Segment
         ---------------------------------------------------------------------

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1997. At December 31, 1997, IIC Industries Inc., the parent company (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $41.6 million, including cash and cash equivalents of $19.4 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

         At December 31, 1997, Investor had outstanding short-term indebtedness of approximately $18.3 million. At December 31, 1997, Agrimpex and its subsidiaries, had credit lines of $48 million which are considered adequate for the present purposes of the business. At December 31, 1997, Israel Tractor had unused lines of short-term credit of $3.6 million.

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

         The Investor Group made capital expenditures of approximately $1.2 million in 1997 for the purchase of property, vehicles and equipment from internally generated funds. Israel Tractor made capital expenditures of approximately $1.3 million in 1997 for the purchase of vehicles and equipment. Such expenditures were made from internally generated funds.

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

         Inflation in Israel was moderate in 1997 and therefore did not significantly affect operations in that country. Furthermore, the devaluation of the Israeli shekel against the U.S. Dollar in 1997 was 8.75 %.

         Significant rates of inflation persisted in the African countries where Balton operates, triggering significant devaluations of certain local currencies.


YEAR 2000 COMPLIANCE

         The Company has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with year 2000 compliance. The Company believes that all software and hardware requirements to enable it to cope with year 2000 issue have been or are being currently implemented. However, there can be no assurance that unanticipated costs may arise in implementing these requirements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and required financial statement schedules of the Company are located beginning on page F-1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors and Executive Officers of the Company and certain executive officers of its subsidiaries are as follows:

Name                    Age       Position with the Company
----                    ---       -------------------------

Bernard Schreier         79       Chairman of the Board, President and Director

Fortunee F. Cohen        70       Secretary

Michael M. Wreschner     53       Director, Assistant Secretary

Leonard Goldfine         81       Director

Wilfred Wyler            90       Director

Alfred L. Simon          57       Director

Jozsef Ferenc Polgar     55       Chief Executive Officer of Investor

Zvi Borowitsh            60       Managing Director of Israel Tractor

Moshe Gershi             46       General Manager of Balton


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

         All Directors of the Company are elected by the shareholders for a one-year term and hold office until the next annual meeting of shareholders of the Company or until their successors are elected and qualify. The Board of Directors has appointed Messrs. Bernard Schreier, Wreschner and Goldfine to serve on the Investment and Finance Committee of the Board of Directors. Executive officers are appointed by the Company's Board of Directors for a one-year term and hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

         Mr. Bernard Schreier was not given any compensation from the Company for serving as Chairman of the Board and President in 1997. No executive officer of the Company was paid compensation equal to or exceeding $100,000 in 1997.

         In November 1989, the Company entered into an agreement with CP Holdings Limited ("CP Holdings") pursuant to which the Company pays CP Holdings $4,000 per month in reimbursement of amounts paid by CP Holdings to certain officers of the Company for time spent working for the Company. In addition, the Company's subsidiaries paid CP Holdings an aggregate of $1.1 million in management fees for management services in 1997. CP Holdings beneficially owns approximately 75% of the Company's Common Stock

         The Company has not granted restricted stock or options to purchase Common Stock to its officers or employees.

Compensation of Directors
-------------------------

         All Directors of the Company receive a fee of $10,000 per annum plus $500 for attendance at each meeting of the Board of Directors. All Directors are reimbursed for all reasonable expenses incurred by them in acting as a Director or as a member of any committee of the Board of Directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 31, 1998, concerning the ownership of the Common Stock by (a) each of the Company's current directors and nominees, (b) all current directors, officers and significant employees of the Company as a group, and (c) each person who, to the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock. Except as otherwise indicated, the stockholders listed in the table have the sole voting and investment power with respect to the shares indicated.

========================================================================================================================
                                                                             Shares of
 Name and Address of                                                       Common Stock                   Percent
 Beneficial Owner                                                       Beneficially Owned                of Class

------------------------------------------------------------------------------------------------------------------------
 Bernard and Lilly Schreier                                                        4,210,004(1)              75.1%
 Heriots
 Stanmore Common
 Middlesex HA7 3HG England
------------------------------------------------------------------------------------------------------------------------
 The Estate of Gideon Schreier                                                     4,210,004(2)              75.1%
 Kensworth House
 The Lynch, Nr Kensworth
 S Beds LU6 3QZ, England
------------------------------------------------------------------------------------------------------------------------
 Michael M. Wreschner                                                              4,142,004(3)              73.9%
 10 Raleigh Close
 Hendon
 London NW4 2TA, England

------------------------------------------------------------------------------------------------------------------------
 Leonard Goldfine                                                                           800                  *
 1424 Melrose Avenue
 Melrose Park, PA 19027
------------------------------------------------------------------------------------------------------------------------
 Wilfred Wyler                                                                              -0-                 __
 333 Central Park West
 New York, New York  10025
------------------------------------------------------------------------------------------------------------------------
 Alfred L. Simon                                                                            -0-                  *
 334 West 87th Street, Apt 6A
 New York, New York  10024
------------------------------------------------------------------------------------------------------------------------
 Fortunee F. Cohen                                                                        96(4)                  *
 1967 East 1st Street
 Brooklyn, New York  11223
------------------------------------------------------------------------------------------------------------------------
 Kenyon Phillips Limited/                                                          4,142,004(5)              73.9%
 CP Holdings Limited
 CP House, Otterspool Way,
 Watford By-Pass,
 Watford WD2 8HG England
------------------------------------------------------------------------------------------------------------------------
 Jozsef Ferenc Polgar                                                                        76                  *
 1133 Budapest
 Ipoly,Utca 5/F
 Hungary
------------------------------------------------------------------------------------------------------------------------
 Moshe Gershi                                                                               -0-                 __
 65 The Vale
 London NW II
------------------------------------------------------------------------------------------------------------------------
 Zvi Borowitsh                                                                              -0-                 __
 8 Hamanor Street
 P.O.B. 214 Holon
 58101 Israel
------------------------------------------------------------------------------------------------------------------------
 All directors and officers as a                                                      4,210,976              74.0%
 group (7 persons)
========================================================================================================================

---------------

(1) Includes 4,142,004 shares of Common Stock beneficially owned by Kenyon Phillips Ltd ("Kenyon") and 68,000 shares of Common Stock beneficially owned by The Estate of Gideon Schreier.

(2) Includes 68,000 shares of Common Stock for The Estate's account and 4,142,004 shares of Common Stock beneficially owned by Kenyon.

(3) Includes 4,142,004 shares of Common Stock beneficially owned by CP through its wholly owned subsidiary Kenyon. Mr. Wreschner is a director of CP.

(4)      Represents 96 shares of Common Stock beneficially owned by Fortunee
         F. Cohen, as custodian for Joyce Cohen and Elliott Cohen, who each own 48 shares of Common Stock.

(5) Kenyon beneficially owns an aggregate of 4,142,004 shares of Common Stock of the Company, constituting 73.9% of the Company's outstanding voting securities. According to the Schedule 13D filed by Kenyon, it is owned and controlled by CP. The Company is also informed that 90% of CP's voting securities is owned, and CP is controlled, by Bernard and Lilly Schreier.


* Represents beneficial ownership of less than 1% of the Common Stock of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to an agreement with CP Holdings, the Company pays CP Holdings $4,000 per month in reimbursement of amounts paid by CP Holdings to certain officers of the Company for time spent working for the Company. In addition, the Company's subsidiaries paid CP Holdings an aggregate of $1.1 million in management fees for management services in 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

IIC INDUSTRIES INC. AND SUBSIDIARIES

(a)(1)  Financial Statements
        --------------------                                                                                   Page

Financial Statement Index
Report of Grant Thornton LLP....................................................................................F-1

Consolidated Balance Sheets as at
December 31, 1997 and December 31, 1996.........................................................................F-2

Consolidated Statements of Income for the
years ended December 31, 1997, 1996 and 1995....................................................................F-4

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1997, 1996 and 1995............................................................F-5

Consolidated Statement of Cash Flows
for the years ended December 31, 1997, 1996 and 1995............................................................F-6

Notes to Financial Statements...................................................................................F-8


(a)(2)  Financial Statement Schedules
        -----------------------------

Schedule II - Valuation Allowance Accounts.....................................................................F-28

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this report.

(d) DANUBIUS  HOTEL & SPA, RT. AND SUBSIDIARIES

Report of Ernst & Young .......................................................................................F-31

Consolidated Balance Sheets at December 31, 1997 and December 31, 1996 ........................................F-32

Consolidated Statements of Income for the years ended December 31, 1997 and 1996...............................F-33

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 1997 and 1996.................................................................F-34

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996...........................F-35

Notes to Consolidated Financial Statements.....................................................................F-36

(c)  Exhibits

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.1 Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 1 filed with Amendment No. 101 to Form N-2 filed with the Securities and Exchange Commission (the "Commission") on April 29, 1980, filed with Amendment No. 106 to Form N-2 filed with the Commission on April 29, 1985, filed with Amendment No. 108 to Form N-2 filed with the Commission April 29, 1987 and to Amendment No. 112 filed with the Commission on April 29, 1992)


3.2 By-Laws of Registrant (Incorporated by reference to Exhibit 2 filed with Amendment No. 101 to Form N-2 filed with the Commission on April 29, 1980, filed with Amendment No. 106 to Form N-2 filed with the Commission on April 29, 1985, filed with Amendment No. 108 to Form N-2 filed with the Commission April 29, 1987 and to Amendment No. 112 filed with the Commission on April 29, 1992)


10.1 Agreement dated May 2, 1991 by and between the Registrant, Balton B.V., Koor Trade Limited and Balton C.P. Limited for acquisition of 51% interest in Balton C.P. Limited (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)


10.2 Share Purchase Agreement dated January 28, 1992 by and between the Registrant and the State Property Agency of the Republic of Hungary for acquisition of 60% interest in Investor Rt. (Incorporated by reference to Exhibit G to Amendment No. 2 to Application for an Order pursuant to
                  Section 8(f) of the Investment Company Act of 1940 declaring that IIC Industries, Inc. (formerly Israel Investors Corporation) has ceased to be an Investment Company)


10.3 Agreements dated May 26, 1993 between Interag Kereskedelmi Reszvenytarsag and Shell Overseas Holdings Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)



10.4 Agreement dated May 26, 1993 between GMV of Bekes and Agrimpex Rt. (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)


10.5 Agreement dated December 9, 1994 between the Registrant and the State Property Agency of the Republic of Hungary for the acquisition of an additional 23% interest in Investor Rt. (Incorporated by ...reference by Exhibit 10.5 to the Registrant's Annual report on Form 10-K for the year ended December 31, 1994)

21.1              List of Subsidiaries


27                Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 28, 1998                         IIC Industries Inc.


                                               By: /s/ Bernard Schreier
                                                  -----------------------------
                                                  Bernard Schreier, Chairman
                                                  of the Board and President
                                                  (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                                 TITLE                               DATE
---------                                 -----                               ----

/s/ Bernard Schreier             Chairman of the Board,                    April 28, 1998
--------------------             President and Director
Bernard Schreier                 (Principal Executive Officer)


/s/ Michael M. Wreschner         Director                                  April 28, 1998
------------------------         (Principal Financial Officer
Michael M. Wreschner             and Chief Accounting Officer)


/s/ Leonard Goldfine
--------------------             Director                                  April 28, 1998
Leonard Goldfine


/s/ Wilfred Wyler
-----------------                Director                                  April 28, 1998
Wilfred Wyler


/s/ Alfred L. Simon
-------------------              Director                                  April 28, 1998
Alfred L. Simon

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors
    IIC INDUSTRIES, INC.


We have audited the accompanying consolidated balance sheets of IIC Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IIC Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II of IIC Industries, Inc. and Subsidiaries for the years ended December 31, 1997, 1996 and 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.






GRANT THORNTON LLP


New York, New York
April 28, 1998

                              IIC Industries, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,
                (dollar amounts in thousands, except share data)

                                                              1997       1996
                                                            --------   --------
                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                              $ 22,781   $ 17,211
     Accounts receivable, net of allowances for doubtful      37,487     43,400
         accounts of $3,043  in 1997 and $3,358 in 1996
     Inventories (Note E)                                     44,859     61,178
     Other current assets (Note O)                            10,484     10,843
                                                            --------   --------
            Total current assets                             115,611    132,632

RESTRICTED CASH (Note C)                                         211      8,356

PROPERTY AND EQUIPMENT, NET (Note F)                          29,585     33,630

INVESTMENTS IN AND ADVANCES TO                                28,361     26,525
     AFFILIATED COMPANIES (Note G)

OTHER ASSETS                                                   2,274      2,413
                                                            --------   --------

                                                            $176,042   $203,556
                                                            ========   ========


       The accompanying notes are an integral part of these statements.

                              IIC Industries, Inc.

                                  December 31,
                (dollar amounts in thousands, except share data)

                                                              1997         1996
                                                           ---------    ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                      $  22,301    $  20,554
     Bank loans (Note H)                                      23,490       35,750
     Current maturities of long-term debt (Note I)             1,661           88
     Accrued expenses and other payables (Note O)             13,405       18,083
     Advances from customers (Note D)                          3,932       10,693
                                                           ---------    ---------

            Total current liabilities                         64,789       85,168

LONG-TERM DEBT, less current portion (Note I)                  1,508        2,160

DUE TO AFFILIATES (Note J)                                     1,692        1,850

OTHER LIABILITIES AND DEFERRED
     CREDITS (Note O)                                          5,759        5,854

MINORITY INTERESTS                                            15,149       20,494
                                                           ---------    ---------
                                                              88,897      115,526

COMMITMENTS AND CONTINGENCIES
     (Note M)

STOCKHOLDERS' EQUITY
     Common stock, $0.25 par value per share; authorized
         7,200,000 shares; issued 6,343,224 shares             1,586        1,586
     Additional paid-in capital                               22,941       22,941
     Retained earnings                                        97,426       92,053
     Foreign translation adjustment                          (32,083)     (25,825)
     Less treasury stock - at cost (649,752 shares)           (2,725)      (2,725)
                                                           ---------    ---------

                                                              87,145       88,030
                                                           ---------    ---------

                                                           $ 176,042    $ 203,556
                                                           =========    =========


       The accompanying notes are an integral part of these statements.

                              IIC Industries, Inc.

                       CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,
         (dollar amounts in thousands, except share and per share data)

                                                           1997           1996           1995
                                                        -----------    -----------    -----------
Net sales                                               $   239,617    $   275,820    $   280,921
Cost of sales                                               191,229        210,593        219,975
                                                        -----------    -----------    -----------

            Gross profit                                     48,388         65,227         60,946

Selling, general and administrative expenses                 44,461         49,083         43,401
                                                        -----------    -----------    -----------

            Operating income                                  3,927         16,144         17,545
                                                        -----------    -----------    -----------

Other income (expenses)
     Interest income                                          2,186          2,285          3,624
     Dividend income                                             13             22            254
     Equity in earnings (loss) of affiliates (Note G)         4,156          4,230          3,823
     Foreign currency (loss) gain (Note A-8)                 (2,453)          (263)          (385)
     Gain on sale of noncurrent assets (Note K)               2,486          2,230          1,373
     Interest expense                                        (4,753)        (4,100)        (4,764)
     Rental income                                            1,585          1,710          1,249
     Other, net                                              (1,342)        (1,566)        (1,199)
                                                        -----------    -----------    -----------

                                                              1,878          4,548          3,975
                                                        -----------    -----------    -----------

            Income before income taxes and
               minority interest                              5,805         20,692         21,520

Income taxes (Note O)                                        (1,519)        (5,046)        (5,655)
                                                        -----------    -----------    -----------

            Income before minority interests                  4,286         15,646         15,865

Minority interests                                            1,087         (2,935)        (4,224)
                                                        -----------    -----------    -----------

            NET INCOME                                  $     5,373    $    12,711    $    11,641
                                                        ===========    ===========    ===========

Basic net income per common share (Note A-10)           $      0.94    $      2.23    $      2.04
                                                        ===========    ===========    ===========

Basic average number of common shares
     outstanding                                          5,693,472      5,693,472      5,693,472
                                                        ===========    ===========    ===========



       The accompanying notes are an integral part of these statements.

                              IIC Industries, Inc.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 1997, 1996 and 1995
               (dollar amounts in thousands, except share data)

                                      Common stock       Additional                   Treasury stock      Foreign
                                 ---------------------    paid-in     Retained     -------------------  translation
                                   Shares     Amount      capital     earnings      Shares      Amount   adjustment     Total
                                 ---------   ---------   ---------   ---------     --------    --------  ----------    --------
Balance at December 31, 1994     5,693,472   $   1,586   $  22,941   $  67,701     649,742    $ (2,725)   $(12,133)   $ 77,370

Net income                          11,641                                          11,641

Foreign translation adjustment                                                      (6,712)     (6,712)
                                 ---------   ---------   ---------   ---------    --------    --------    --------    --------

Balance at December 31, 1995     5,693,472       1,586      22,941      79,342     649,742      (2,725)    (18,845)     82,299

Net income                          12,711                                          12,711
Foreign translation adjustment                                                      (6,980)     (6,980)
                                 ---------   ---------   ---------   ---------    --------    --------    --------    --------

Balance at December 31, 1996     5,693,472       1,586      22,941      92,053     649,742      (2,725)    (25,825)     88,030

Net income                           5,373                                           5,373
Foreign translation adjustment                                                      (6,258)     (6,258)
                                 ---------   ---------   ---------   ---------    --------    --------    --------    --------

BALANCE AT DECEMBER 31, 1997     5,693,472   $   1,586   $  22,941   $  97,426     649,742      (2,725)   $(32,083)   $ 87,145
                                 =========   =========   =========   =========    ========    ========    ========    ========





        The accompanying notes are an integral part of this statement.

                              IIC Industries, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,
                         (dollar amounts in thousands)

                                                                               1997        1996       1995
                                                                             --------    --------    --------
Cash flows from operating activities
     Net income                                                              $  5,373    $ 12,711    $ 11,641
                                                                             --------    --------    --------
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities
            Depreciation                                                        3,555       3,253       3,161
            Amortization                                                           67          75         157
            Equity in (earnings) of affiliates, net
               of dividends                                                    (4,156)     (4,230)     (3,823)
            Minority interest                                                  (1,087)      2,935       4,224
            Gain on sale of noncurrent assets                                  (2,486)     (2,230)     (1,373)
            Foreign currency loss                                               2,453         263         385
            Changes in operating assets and liabilities, net of effects of acquisition and dispositions of businesses:
                    Accounts receivable                                         3,122     (13,339)     (1,490)
                    Inventories                                                12,012     (20,880)     (3,785)
                    Advances to subcontractors                                  1,054         724
                    Other assets                                                   64        (188)     (1,322)
                    Accounts payable and accrued expenses                      (3,932)      7,772       5,179
                    Advances from customers                                    (7,018)      1,681      (2,268)
                                                                             --------    --------    --------

                  Total adjustments                                             2,594     (23,834)       (231)
                                                                             --------    --------    --------

                  Net cash provided by (used in)
                       operating activities                                     7,967     (11,123)     11,410
                                                                             --------    --------    --------

Cash flows from investing activities
     Purchase of subsidiaries, net of cash acquired                              (359)     (2,510)     (6,810)
     Purchase of property and equipment                                        (5,264)    (10,636)     (6,729)
     Purchase of  investments                                                  (3,730)     (1,713)    (31,352)
     Sale (purchase) of other assets                                              234          74        (118)
     Advances from (to) affiliates                                                158         (71)         22
     Proceeds on disposal of property and equipment                             2,733       3,178       2,834
     Proceeds on disposal of investments                                        2,549       1,558      11,049
     Restricted cash                                                            8,145      (2,637)      2,883
     Redemption of notes and loan receivable                                      389         196         194
                                                                             --------    --------    --------

                  Net cash provided by (used in)
                       investing activities                                     4,855     (12,561)    (28,027)
                                                                             --------    --------    --------

                              IIC Industries, Inc.

                            Years ended December 31,
                         (dollar amounts in thousands)

                                                            1997        1996        1995
                                                          --------    --------    --------
Cash flows from financing activities
     Issuance of long-term debt                           $    911    $    422    $  2,143
     Principal payments on long-term debt                     (100)       (381)     (1,567)
     Net receipts (payments) of short-term bank loans       (6,766)     23,074      (1,992)
                                                          --------    --------    --------

                  Net cash (used in) provided by
                       financing activities                 (5,955)     23,115      (1,416)
                                                          --------    --------    --------

                  Increase (decrease) in cash and cash
                     equivalents during the year before
                     effect of exchange rate on cash         6,867        (569)    (18,033)

Effect of exchange rate on cash                             (1,297)     (1,634)     (3,117)
                                                          --------    --------    --------

                  Increase (decrease) in cash and cash
                       equivalents during the year           5,570      (2,203)    (21,150)

Cash and cash equivalents at beginning of year              17,211      19,414      40,564
                                                          --------    --------    --------

Cash and cash equivalents at end of year                  $ 22,781    $ 17,211    $ 19,414
                                                          ========    ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
        Interest                                          $  5,976    $  6,077    $  5,716
        Income taxes                                         3,457       3,225       6,021




       The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    Nature of Business and Principles of Consolidation

            IIC Industries, Inc. and Subsidiaries ("IIC" or the "Company") is majority-owned by a corporation which is wholly-owned by CP Holdings Limited ("CP").

            The consolidated financial statements include the accounts of IIC and all material majority-owned subsidiaries, except where control does not rest with the Company. All material intercompany transactions and balances have been eliminated. IIC is a holding company with subsidiaries in three principal geographic areas: (1) Investor Rt. ("Investor"), a 98.7%-owned Hungarian holding company which engages in a variety of commercial activities in Hungary, (2) Israel Tractor, a wholly-owned Israeli corporation which distributes tractors and related heavy machinery in Israel, and (3) Balton C.P. Limited ("Balton"), a 51%-owned English holding company with African subsidiaries engaged in the trading business in several African countries.

            Investor's principal subsidiaries are Agrimpex RT ("Agrimpex" - 63%-owned) and Interag RT ("Interag" - 78%-owned). Agrimpex primarily imports and exports a wide variety of agricultural products, excluding livestock. Interag is a diversified company whose principal activities consist of a 28.9% interest in Danubius (see Note G), and the operation of motor dealerships, vehicle service and repair centers and a cold storage facility

       2.   Cash and Cash Equivalents

            Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less when purchased.

       3.   Inventories

            Inventories are stated at the lower of cost (specific identification for heavy machinery or first-in, first-out) or market values.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE A (CONTINUED)

       4.   Property, Plant and Equipment

            Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method at rates calculated to write off the cost of the asset over its expected economic useful life. The rates are as follows:
                                                       Annual
                                                     percentage
                                                     -----------
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

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995

NOTE A (CONTINUED)

       8.   Foreign Currency Exchange

            Investor uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of stockholders' equity. The translation adjustments for 1997, 1996 and 1995 were $6.3 million, $7.0 million, and $6.7 million, respectively, which are reflected in stockholders' equity.

            Israel Tractor uses the U.S. dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted or to which it is linked.

            Balton uses the U.S. dollar as the functional currency, since most of the African subsidiaries operate in hyperinflationary economies. These subsidiaries translate monetary assets and liabilities at year-end exchange rates and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Gains and (losses) resulting from the translation of these entities are included in results of operations and are as follows: 1997 - $(291,000), 1996 - $179,000, and 1995 -$(634,000).

            Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or (losses) are included in results of operations and are as follows: 1997 - $(2,162,000) , 1996 - $(442,000), and 1995 - $249,000.

      9.    Derivative Financial Instruments

            Gains or losses resulting from changes in the market value of transactions entered into as hedges are deferred until the hedged transaction occurs. For transactions which do not qualify as hedges, gains and losses are recognized in the results of operations.

     10.    Basic Net Income Per Share

            Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. The Company has no potentially dilutive securities and, accordingly, diluted income per common share is not presented. On March 3, 1998, the Board of Directors declared a four-to-one stock split, which was distributed on March 16, 1998 to shareholders on record at the close of business on March 3, 1998. In this report, all per share amounts and number of shares have been restated to reflect the stock split.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995

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

     12.    Reclassification

            Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.


NOTE B - ACQUISITION

            On September 7, 1995, Agrimpex , a 63%-owned subsidiary of Investor, directly and indirectly, through its wholly-owned subsidiary, Agrimill, Rt., acquired a 93.5% equity interest in Viktoria Rt. for approximately $6.6 million. Viktoria Rt. is involved in the milling of animal feed and flour.

            The acquisition was accounted for by the purchase method, and the excess ($3.4 million) of the fair value of the net assets acquired over the purchase price was allocated to reduce the value of the fixed assets acquired. The pro forma effect of this purchase on results of operations prior to acquisition is not material.


NOTE C - RESTRICTED CASH

            In 1997, restricted cash deposits are $211,000 which relate to compensating balances with respect to short-term borrowings.

            In 1996, restricted cash deposits are $8.4 million. The deposits are restricted as follows: $3.7 million to collateralize a repayment guarantee of the Katsina project (Note D); $3.3 million relating to compensating balances with respect to short-term borrowings; and $1.4 million relating to other guarantees.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE D - ADVANCES FROM CUSTOMERS

       In 1994, Balton B.V. - DWA (Nigeria) Ltd. ("BV-DWA"), a wholly-owned subsidiary of Balton, contracted with the Nigerian Ministry for the construction and installation of a water treatment plant and related facilities in Katsina, Nigeria. In 1996, the original contract period expired. During 1996 and 1995, the Company recognized revenues of $11.3 million and $9.9 million, respectively, related to the project. Prior to 1996, no profit was recognized since the project was in its early stages. The parties have agreed, in principle, that phase one of the project has been completed and that BV-DWA will continue the project, subject to the revised terms and conditions at a contract price of $76 million. During 1997, the Company recognized revenue of $1.3 million related to the project. The revenue recognized is low compared to the previous years due to the extended negotiation period over the revised terms and conditions. No profit has been recognized in 1997.

       Unaffiliated entities have been subcontracted for the construction work. The original contract price was divided into a U.S. dollar element and a Nigerian naira element. Balton received $21.5 million and BV-DWA received $8.2 million from the Nigerian Ministry. The advance receipts to Balton and BV-DWA were made in order to facilitate payments to the subcontractors of $20.1 million. All of the receipts were covered by repayment guarantees to the Nigerian government in the event the contract was terminated, in which event, the amount of the repayment is subject to arbitration. Furthermore, all of the payments to the subcontractors were covered by repayment guarantees to Balton and BV-DWA.

       Of the original advances, $7.0 million was received for the U.S. dollar element and $400 thousand at current rates of exchange for the Nigerian naira element at the end of phase one of the project. Of these amounts, $5.7 million and $300 thousand, respectively, are held by the subcontractor. These remaining advances are not covered by repayment guarantees to the Nigerian Ministry.


NOTE E - INVENTORIES

      Inventories at December 31 are as follows (in thousands):

                                             1997         1996
                                            -------      -------
            Raw material                    $ 5,826      $23,127
            Work in progress                    519          452
            Finished goods                   38,514       37,599
                                            -------      -------
                                            $44,859      $61,178
                                            =======      =======

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE F - PROPERTY AND EQUIPMENT

      Property and equipment at December 31 consist of the following (in thousands):

                                                      1997       1996
                                                    --------    --------
Land                                                $  5,728    $  1,584
Buildings                                             18,732      22,276
Machinery and equipment                                4,802       5,447
Automotive                                             9,782      10,352
Furniture and fixtures                                 6,480       5,693
Construction in progress                                 210       2,697
                                                    --------    --------

                                                      45,734      48,049
Less allowances for depreciation and amortization    (16,149)    (14,419)
                                                    --------    --------

                                                    $ 29,585    $ 33,630
                                                    ========    ========


NOTE G - INVESTMENTS IN AND ADVANCES TO
         AFFILIATED COMPANIES

      Significant investments in and advances to affiliated companies at December 31 are (in thousands):

                                       % owned in
                                       1997 and 1996    1997      1996
                                       -------------   -------   -------
Danubius Hotel & Spa Rt. ("Danubius")   30 and 30      $24,378   $24,918
DP Invest Kft ("DP")                    50 and 0         1,981
ATI Depo Rt ("ATI")                     50 and 0         1,268
Harmashatarhegy Udvarhaz ("HU")         100 and 50                   514
Agrovagon Kft. ("Agro")                 48 and 48          150       538
Other                                                      584       555
                                                       -------   -------
                                                       $28,361   $26,525
                                                       =======   =======

      During 1997, Investor acquired a 50% interest in DP and ATI, which are public warehousing facilities by contributing certain facilities and other assets to DP and ATI. HU operates a restaurant in Budapest. During 1997, Interag acquired the remaining 50% share and HU is now consolidated within these financial statements. Agro is a rail car operator in Hungary, primarily serving agricultural cooperatives.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE G (CONTINUED)

      Danubius ("Danubius"), a publicly quoted company on the Budapest Stock Exchange, owns a number of hotels in Hungary and specializes in spa facilities. At December 31, 1997, the quoted market value of the Company's effective investment in Danubius was approximately $73 million.

      The following is summarized financial information of Danubius (in thousands) which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States.

                                            December 31,
                                        -------------------
                                          1997      1996
                                        --------   --------
Current assets                          $ 30,767   $ 34,559
Noncurrent assets                        150,850    116,683
Current liabilities                       19,440     10,428
Noncurrent liabilities                    50,409     26,462
Stockholders' equity                     111,768    114,352


                                      Year ended December 31,
                                      -----------------------
                                         1997         1996
                                        --------   --------
Sales                                   $111,633   $ 71,951
Net income                                15,173     14,295
Company's share of equity in earnings      4,053      4,104


NOTE H - SHORT-TERM DEBT

      The Company's short-term debt consists of notes payable to banks, primarily Hungarian banks, with a weighted average interest rate of approximately 20% and 24% in 1997 and 1996, respectively. Unused lines of credit totaled $37.8 million in 1997 and $33.1 million in 1996. The debt is collateralized by inventory, buildings and machinery.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE I - LONG-TERM DEBT

Long-term debt at December 31 is as follows (in thousands):

                                                                 1997     1996
                                                                -------  -------
Israeli bank debt of 203 million Japanese yen
     payable in 1998,
     interest of LIBOR + 0.5%,
     guaranteed by IIC                                           $1,556   $1,715

Hungarian bank debt for the purchase of fixed assets,
     interest of 20% - 21%                                        1,220      303

Hungarian State Municipalities loan for the purchase
     of eight properties; interest rate of 20%                      120      199

Other                                                               273       31
                                                                 ------   ------

                                                                  3,169    2,248
Less current maturities                                           1,661       88
                                                                 ------   ------

                                                                 $1,508   $2,160
                                                                 ======   ======


      The aggregate loan maturities are as follows: 1998 - $1,661,000; 1999 - $159,000; 2000 -$1,095,000; 2001 - $115,000; 2002 - $115,000; and
      thereafter - $24,000.


NOTE J - DUE TO AFFILIATES

      At December 31, 1997 and 1996, amounts due to affiliates consist of management fees and expense reimbursements of $93,000 and $121,000, respectively, payable to CP; management fees of $256,000 and $386,000 in 1997 and 1996, respectively, payable to CP affiliates; and a loan due to a shareholder of Balton of $1,343,000. The loan has an interest rate of 1% above the twelve-month LIBOR rate.


NOTE K - GAIN ON SALE OF NONCURRENT ASSETS

      During 1997 and 1996, Interag completed the sale of several parcels of land to Shell es Interag. The sales resulted in gains of approximately $1.8 million in 1997 and $1.5 million in 1996.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE L - RELATED PARTY TRANSACTIONS

      Related party transactions include purchases and sales of goods, providing management services and purchases and sales of agricultural commodities among subsidiary companies. All significant intercompany transactions and balances have been eliminated.

      The Company incurred management fees and other expenses payable to CP in the amount of $ 1.1 million during 1997, $1.2 million during 1996 and $994,000 during 1995, net of expense reimbursements.

      During 1997 and 1996, Israel Tractor purchased machinery and equipment, which at the request of the supplier, was channeled through CP. For the rendering of this service, CP received a fee of 2% of the purchases, or approximately $292,000 and $425,000, respectively. The fee was used to cover administration, financing, and dealings with the major supplier.


NOTE M - COMMITMENTS AND CONTINGENCIES

      Lease Commitments

      The Company is a party to a number of lease agreements, the majority of which involve buildings or office space and are cancelable by either party with notice of up to one year. Rent expense is $207,000 in 1997, $461,000 in 1996 and $599,000 in 1995. There are no significant noncancelable lease commitments.

      Contingent Liabilities

      The Company has given a guarantee to the bankers of Balton, amounting to $1.6 million. The guarantee is in respect of various outstanding letters of credit, given by the bankers of certain of Balton's creditors. The Company has also agreed to indemnify a co-guarantor for any losses accumulating to $510,000.

      Investor and certain of its subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $281,000.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE M (CONTINUED)

      Litigation

      The Company is a party to litigation in the ordinary course of business. None of this litigation is expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

      At the beginning of 1997, it became apparent that in 1996 the Managing Director of Agrimill Rt. and two of his Deputies were involved in irregular transactions that have caused material loss to the Company. The nature of the irregular activities was such that certain transactions were made between Agrimill Rt. and companies that were owned directly and indirectly by the managers for their own personal benefit. The three managers concerned have subsequently been relieved of all responsibilities within the group. They repaid a sum of approximately $350,000 to Agrimill Rt. Legal action is being pursued against these managers in order to recover damages for the losses incurred. However, no assurances can be made regarding future recoveries from the litigation at this time.


NOTE N - FINANCIAL INSTRUMENTS AND CONCENTRATION
         OF CREDIT RISK

      Substantially all of the Company's revenues are derived from foreign operations. Most of the countries where the Company operates, such as Hungary and several African countries, do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. The Hungarian currency has undergone devaluations against the U.S. dollar at a rate of 24% in 1997 and 21% in 1996. The African countries in which it conducts business have also undergone major currency devaluations.

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

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE N (CONTINUED)

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

      At December 31, 1997, Israel Tractor had foreign currency forward contracts, with notional values of $2 million, to purchase and sell Israeli shekels. All of the contracts matured in January 1998.

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

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE O - INCOME TAXES

An analysis of the components of income tax expense is as follows (in thousands):

                                1997      1996      1995
                              -------    -------   -------
Current income tax expense
     Federal                  $    23    $    33   $   225
     State                          9         20        63
     Foreign                    1,930      3,704     5,725
                              -------    -------   -------

                                1,962      3,757     6,013

Deferred income tax expense
     Foreign                     (443)     1,289      (358)
                              -------    -------   -------

Income tax expense            $ 1,519    $ 5,046   $ 5,655
                              =======    =======   =======

      The foreign portion of income before taxes was $4.8 million in 1997, $20.6 million in 1996 and $21.9 million in 1995.

      Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the rates applicable to their respective foreign tax jurisdictions.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE O (CONTINUED)

      The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities, which are included in current assets and accrued expenses, are shown in the following table (in thousands):

                                                   1997       1996        1995
                                                  -------    -------    --------
Deferred tax assets
     Impairment of investments                    $    46    $   111    $   144
     Reserves for guarantees and loss contracts       241        535        161
     Bad debt and inventory reserves                  474        825        693
     Net operating loss carryforwards               1,225        537      1,369
     Vacation pay                                     338        385        379
     Other                                              9         37        228
                                                  -------    -------    -------

                                                    2,333      2,430      2,974

Valuation allowance                                (1,158)      (834)    (2,000)
                                                  -------    -------    -------

         Deferred tax assets                        1,175      1,596        974

Deferred tax liabilities
     Deferred income on sales and services         (1,392)    (2,207)      (382)
     Other                                            (37)       (86)
                                                  -------    -------    -------

Net deferred tax (liabilities) assets             $  (254)   $  (697)   $   592
                                                  =======    =======    =======

      A valuation allowance has been established due to the uncertainty of whether the Company will generate sufficient taxable earnings in Hungary to fully realize the deferred tax asset.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE O (CONTINUED)

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

      A reconciliation of the difference between the Company's consolidated effective income tax and the tax at the Federal statutory rate is shown in the following table (in thousands):

                                               1997      1996       1995
                                             -------    -------    -------
Income tax at U.S. Federal statutory rate    $ 2,481    $ 7,263    $ 7,964
Effect of different foreign tax rates           (549)      (942)    (1,612)
State and local tax, net of Federal effect         6         13         40
Change in valuation allowance                    324
Dividends received exclusion (Hungary)                     (784)      (246)
Nondeductible losses of subsidiaries             147        110        386
Currency exchange                                175       (716)      (613)
Equity in earnings of affiliate                 (785)                 (597)
Miscellaneous items                             (280)       102        333
                                             -------    -------    -------

Income tax expense                           $ 1,519    $ 5,046    $ 5,655
                                             =======    =======    =======

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

      The corporate tax rate in Hungary for 1997 is 18%. In 1996 and 1995, the tax rate was made up of two levels of taxation: an 18% rate on profits and a 23% rate on dividends paid. The two-level tax is a significant change from that which existed in 1994 of 36%.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE P - INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

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

                                                  Export                    Agricultural,
                                                   and         Tractors       communi-
                                                import of         and       cations, and
                                      Motor    agricultural      heavy       electrical    Other
                                    vehicles      products     equipment      equipment  industries  Consolidated
                                    ---------    ---------     ----------     ---------  ----------  ------------
                                                         (amounts in thousands)

1997
Revenue
  Sales to unaffiliated customers   $  11,851    $ 107,169      $  67,754     $  50,980   $   1,863    $ 239,617
                                    =========    =========      =========     =========   =========    =========

Operating income (loss)             $     (49)   $    (534)     $   2,302     $   4,382   $  (2,174)   $   3,927
                                    =========    =========      =========     =========   =========    =========

Equity income                                                                             $   4,156    $   4,156
Depreciation and
   amortization                     $     103    $   1,349      $   1,118     $     506   $     546    $   3,622
Capital expenditures                      252          446          1,252         2,866         448        5,264

Identifiable assets at
   December 31, 1997                $   3,441    $  42,091      $  50,387     $  41,321   $     745    $ 137,985
                                    =========    =========      =========     =========   =========    =========


                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995


NOTE P (CONTINUED)

                                                  Export                Agricultural,
                                                    and      Tractors      communi-
                                                 import of      and      cations, and
                                      Motor     agricultural   heavy      electrical     Other
                                     vehicles     products    equipment   equipment    industries  Consolidated
                                    ----------  ------------  ---------  ------------- ----------  ------------
                                                           (amounts in thousands)
1996
   Revenue
     Sales to unaffiliated
      customers                     $  12,004    $ 121,631    $  81,824   $  57,276     $   3,085    $ 275,820
                                    =========    =========    =========   =========     =========    =========

   Operating income (loss)          $    (214)   $   2,352    $   6,613   $   9,599     $  (2,206)   $  16,144
                                    =========    =========    =========   =========     =========    =========

   Equity income                                              $      59   $     (21)    $   4,192    $   4,230
   Depreciation and
      amortization                  $     119    $   1,371    $     959   $     384     $     495    $   3,328
   Capital expenditures                   402        2,930        3,037       1,357         2,910       10,636

   Identifiable assets at
      December 31, 1996             $   3,971    $  64,518    $  50,178   $  42,471     $   7,201    $ 168,339
                                    =========    =========    =========   =========     =========    =========


1995
   Revenue
     Sales to unaffiliated
      customers                     $  10,017    $ 122,810    $  91,418   $  43,162     $  13,514    $ 280,921
                                    =========    =========    =========   =========     =========    =========

   Operating income (loss)          $    (221)   $   6,481    $   9,799   $   4,868     $  (3,382)   $  17,545
                                    =========    =========    =========   =========     =========    =========

   Equity income                                              $      18   $      (5)    $   3,810    $   3,823
   Depreciation and
      amortization                  $     176    $   1,325    $     821   $     249     $     747    $   3,318
   Capital expenditures                   891        1,111        2,015         769         1,943        6,729

   Identifiable assets at
      December 31, 1995             $   5,048    $  57,280    $  47,465   $  24,822     $  16,063    $ 150,678
                                    =========    =========    =========   =========     =========    =========


      (a) See Note M regarding the settlement of claim with the former officers and directors.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE P (CONTINUED)

      The Company has three principal areas of operation with respect to its subsidiaries: Investor and its subsidiaries in Hungary; Israel Tractor in Israel; and Balton and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Uganda, Kenya and Cote D'Ivoire.

                                                                                  England
                                            Hungary       Israel       Africa     and other  Consolidated
                                           ---------    ---------    ---------    ---------    ---------
                                                           (amounts in thousands)
1997
   Revenue
      Sales to unaffiliated customers      $ 120,883    $  67,754    $  19,531    $  31,449    $ 239,617
      Transfers between geographic areas                                31,449      (31,449)
                                           ---------    ---------    ---------    ---------    ---------

                                           $ 120,883    $  67,754    $  50,980    $    --      $ 239,617
                                           =========    =========    =========    =========    =========

   Operating income (loss)                 $  (2,306)   $   2,302    $   4,382    $    (451)   $   3,927
                                           =========    =========    =========    =========    =========

   Equity income                           $   4,156    $   4,156
   Depreciation and amortization               1,998    $   1,118    $     454    $      52        3,622
   Capital expenditures                        1,146        1,252        2,866                     5,264

   Identifiable assets at December 31,
     1997                                  $  46,277    $  50,387    $  16,556    $  24,765    $ 137,985
                                           =========    =========    =========    =========    =========

1996
   Revenue
      Sales to unaffiliated customers      $ 136,720    $  81,824    $  23,051    $  34,225    $ 275,820
      Transfers between geographic areas                                34,225      (34,225)
                                           ---------    ---------    ---------    ---------    ---------

                                           $ 136,720    $  81,824    $  57,276    $    --      $ 275,820
                                           =========    =========    =========    =========    =========

   Operating income (loss)                 $     357    $   6,613    $   9,174                 $  16,144
                                           =========    =========    =========                 =========

   Equity income                           $   4,192    $      59    $     (21)                $   4,230
   Depreciation and amortization               1,985          959          288    $      96        3,328
   Capital expenditures                        6,242        3,037        1,357                    10,636

   Identifiable assets at December 31,
    1996                                   $  75,690    $  50,178    $  12,445    $  30,026    $ 168,339
                                           =========    =========    =========    =========    =========

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE P (CONTINUED)

                                                                              England
                                            Hungary    Israel      Africa     and other  Consolidated
                                           ---------  ---------   ---------   ---------  -----------
                                                           (amounts in thousands)
1995
   Revenue
      Sales to unaffiliated customers      $146,341   $ 91,418    $ 15,490    $ 27,672    $280,921
      Transfers between geographic areas                            27,672    (27,672)
                                           --------   --------    --------    --------    --------

                                           $146,341   $ 91,418    $ 43,162    $   --      $280,921
                                           ========   ========    ========    ========    ========

   Operating income (loss)                 $  2,878   $  9,799    $  4,868                $ 17,545
                                           ========   ========    ========                ========

   Equity income                           $  3,656   $     18    $     (5)   $    154    $  3,823
   Depreciation and amortization              2,249        821         213          35       3,318
   Capital expenditures                       3,945      2,015         769                   6,729

   Identifiable assets at December 31,
    1995                                   $ 78,391   $ 47,465    $ 13,673    $ 11,149    $150,678
                                           ========   ========    ========    ========    ========


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

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



 NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      December 31   September 30    June 30      March 31
                                      -----------   ------------    -------      --------
                                        (amounts in thousands, except per share amounts)
Fiscal 1997 quarters ended:
   Net sales                           $ 61,035       $ 58,161      $ 59,980      $ 60,441
   Gross profit                          11,678         12,102        12,521        12,087
   Income before income taxes and          (965)         3,114         2,870           786
      minority interest
   Net income (loss)                       (754)         3,493         2,337           297

   Net income (loss) per share         $  (0.13)      $   0.61      $   0.41      $   0.05
                                       ========       ========      ========      ========



Fiscal 1996 quarters ended:
   Net sales                           $ 78,849       $ 69,761      $ 67,712      $ 59,498
   Gross profit                          17,262         17,835        16,172        13,958
   Income before income taxes and         4,557          5,836         7,721         2,578
      minority interest
   Net income                             2,935          3,644         4,378         1,754

   Net income per share                $   0.51       $   0.64      $   0.77      $   0.31
                                       ========       ========      ========      ========


 Fiscal 1995 quarters ended:
   Net sales                           $ 71,435       $ 71,287      $ 71,369      $ 66,830
   Gross profit                          12,902         14,919        16,649        16,476
   Income before income taxes and
      minority interest                   5,559          4,241         6,381         5,339
   Net income                             3,705          2,970         2,630         2,336

   Net income per share                $   0.65       $   0.52      $   0.46      $   0.41
                                       ========       ========      ========      ========


      During the fourth quarter of 1997 and 1996, Investor incurred inventory write-downs of approximately $1.5 million and $3.5 million, respectively, as a result of decreases in the market value of soya, wheat and other commodities.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



 NOTE R - NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") issued several new pronouncements in 1997, including SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 requires disclosures regarding segments of an enterprise and related information that reflect the different types of business activities in which the enterprise engages and the different economic environments in which it operates. The adoption of these standards during the Company's fiscal year ended December 31, 1998 is not expected to have a material effect on the Company's financial statements.

                     IIC Industries, Inc. and Subsidiaries

                   SCHEDULE II - VALUATION ALLOWANCE ACCOUNTS
                 Years ended December 31, 1997, 1996 and 1995
                             (amounts in thousands)

            Column A                                 Column B       Column C                    Column D                Column E
            --------                                 --------       --------      -----------------------------------   --------
                                                    Balance at     Charged to           Deduction -     Deduction -    Balance at
                                                     beginning      costs and        foreign currency    credit to       end of
         Description                                  of year       expenses            translation       reversal        year
         -----------                                -----------    -----------     ------------------   -------------  ----------
1997
     Doubtful accounts                              $  3,358         $   260          $   (370)            $ (205)     $  3,043
     Inventory reserves                                4,000                                               (2,272)        1,728
     Investments                                       2,722             882               (54)              (600)        2,950
     Loan provisions                                     422                                                  (95)          327
     Customer credits and discounts                      340               9                                                349
     Warranty                                            479                                                  (84)          395
                                                    --------       ---------        ----------           ---------    ---------

                                                     $11,321          $1,151          $   (424)           $(3,256)     $  8,792
                                                      ======           =====           ========            =======      =======

1996
     Doubtful accounts                              $  3,058          $1,048            $ (265)          $   (483)     $  3,358
     Inventory reserves                                  744           3,866              (394)              (216)        4,000
     Investments                                       3,847                              (617)              (508)        2,722
     Loan provisions                                   2,895                              (148)            (2,325)          422
     Customer credits and discounts                      378                                                  (38)          340
     Warranty                                            456              34                (7)                (4)          479
                                                     -------         -------        -----------         ----------     --------

                                                     $11,378          $4,948          $ (1,431)           $(3,574)      $11,321
                                                      ======           =====           =======             ======        ======

1995
     Doubtful accounts                              $  2,311          $1,728           $  (249)           $  (732)     $  3,058
     Inventory reserves                                  812             347               (33)              (382)          744
     Investments                                       3,964             775              (742)              (150)        3,847
     Loan provisions                                   2,833             284              (222)                           2,895
     Customer credits and discounts                      399                                                  (21)          378
     Warranty                                             75             447               (11)               (55)          456
                                                    --------          ------          --------           --------      --------

                                                     $10,394          $3,581           $(1,257)           $(1,340)      $11,378
                                                      ======           =====            ======             ======        ======

                                    DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES

                                                AUDITED CONSOLIDATED
                                                FINANCIAL STATEMENTS

                                                 December 31, 1997
                                       with Report of Independent Auditors

                  CONTENT



                  Report of Independent Auditors

                  Consolidated Balance Sheet

                  Consolidated Statement of Income

                  Consolidated Statement of Changes in Shareholders' Equity

                  Consolidated Statement of Cash Flows

                  Notes to Consolidated Financial Statements

                        Report of Independent Auditors



To the Shareholders and Board of Directors
Danubius Hotel and Spa Rt.


We have audited the accompanying consolidated balance sheet of Danubius Hotel and Spa Rt. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements give a true and fair view of the consolidated financial position of Danubius Hotel and Spa Rt. and Subsidiaries at December 31, 1997, and of the consolidated results of their operations and their cash flows for the year then ended in accordance with International Accounting Standards.





Ernst & Young
Budapest, Hungary
March 13, 1998.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(All amounts in HUF 000,000's)

                                                                        At December 31,

                                                          Notes        1997           1996
                                                         -------      ------         -------
ASSETS
Current Assets:
   Cash and bank                                                       3,204          3,306
   Accounts receivable                                      4          1,611            899
   Inventory                                                5            357            179
   Other current assets                                     6          1,126          1,323
Total current assets                                                   6,298          5,707
                                                                      ------         ------
Non-current Assets:
  Property, plant and equipment                             7         30,676         19,053
  Other non-current assets                                  8            203            216
                                                                      ------         ------
Total non-current assets                                              30,879         19,269
Total assets                                                          37,177         24,976
                                                                      ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                                934            458
   Advance payments from guests                                           64             43
   Other payable and accruals                               9          1,264            580
   Current portion of long-term debt                       10          1,718             16
Total current liabilities                                             ------         ------
                                                                       3,980          1,097

Long Term Liabilities
     Long-term debt                                        10          7,204          4,357
     Negative goodwill                                     11          3,023             --
     Deferred customs duties                                              --             13
Total long term liabilities                                           ------         ------
                                                                      10,227          4,370

                                                                      ------         ------
Total liabilities                                                     14,207          5,467

Minority interest                                          12             91            625

Shareholders' Equity:
   Share capital                                           14          8,000          8,000
   Capital reserve                                                     7,329          6,253
   Retained earnings                                                   7,550          4,631
                                                                      ------         ------
Total shareholders' equity                                            22,879         18,884
                                                                      ------         ------
Total liabilities and shareholders' equity                            37,177         24,976
                                                                      ======         ======

   See accompanying notes to consolidated financial statements

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(All amounts in HUF 000,000's)

                                                                                 Year ended December 31,

                                                                Note            1997                1996
                                                               ------          -------            --------
Net sales                                                                       20,224             10,771
Cost of sales                                                                  (10,675)            (5,310)
                                                                               -------            --------

Gross profit                                                                     9,549              5,461

Selling, general and administration                                             (6,259)            (3,219)
Amortisation of negative goodwill                                11                124                 --
                                                                               -------            --------

Operating income                                                                 3,414              2,242

Other income (expense):
   Interest income                                                                 406                243
   Gain on securities                                                              370                259
   Profit (loss) on sale of fixed assets                                             2                (26)
   Interest expense                                                               (432)              (244)
   Foreign exchange loss on loans                                                 (828)              --
   Other income (expense) net                                                       20                170
                                                                               -------            --------
     Total other income (expense)                                                 (462)               402
Income before minority interest and income taxes                               -------            --------

                                                                                 2,952              2,644

Minority interest                                                12               (241)               (56)
                                                                               -------            --------
Income before income taxes                                                       2,711              2,588

Income taxes                                                     13               (473)              (448)
Extraordinary income net of income tax                           15                681                 --
                                                                               -------            --------

Net income                                                                       2,919              2,140
                                                                               =======            ========


See accompanying notes to consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(All amounts in HUF 000,000's)


                                              Share                Capital              Retained
                                   Note      Capital               Reserve              Earnings                   Total
                                           -----------           -----------          ------------               ---------

January 1, 1996                               8,000                 6,253                2,495                    16,748

Net income                                        -                     -                2,140                     2,140

Other                                             -                     -                  (4)                       (4)
                                           -----------           -----------          ------------               ---------

December 31, 1996                             8,000                 6,253                4,631                    18,884

Net income                                        -                     -                2,919                     2,919

Capital contribution                 15           -                 1,076                    -                     1,076

                                           -----------           -----------          ------------               ---------

December 31, 1997                             8,000                 7,329                7,550                    22,879
                                           ===========           ===========          ============               =========

See accompanying notes to consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(All amounts in HUF 000,000's)

                                                                                      Year ended December 31,

                                                                            Note        1997                     1996
                                                                                    ------------             ------------
Cash flows from operating activities:
Net income before extraordinary income                                                    2,238                     2,140
Adjustments for:
Depreciation and amortisation                                                             1,122                       635
Unrealised foreign exchange loss on loans                                                   762         -
Provision for write down of investments                                                      36         -
Loss on sale of fixed assets                                                                (2)                        26
Minority interest in income                                                                 241                        56
Other                                                                                         -                       (4)
Changes in assets and liabilities:
   Accounts receivable and other current assets                                           (310)                   (1,065)
   Inventory                                                                                 12                      (27)
   Accounts payable and accruals                                                            138                       150
                                                                                    ------------             ------------
                                                                                          4,237                     1,911
Cash flow from extraordinary income (net of tax)                             15             446                         -
                                                                                    ------------             ------------
Net cash flow provided by (used in) operations                                            4,683                     1,911
                                                                                    ------------             ------------

Cash flows from investing activities:
Purchase of property, plant and equipment                                               (1,813)                   (2,549)
Cash acquired on purchase of Hungar Hotels                                                  533                        75
Cash paid on acquisition of subsidiaries                                                (8,033)                     (525)
Increase in other non-current assets                                                       (70)                     (121)
Proceeds on sale of property, plant and equipment                                            24                         5
                                                                                    ------------             ------------
Net cash flow provided by (used in) investing                                           (9,359)                   (3,115)
                                                                                    ------------             ------------

Cash flows from financing activities:
Net increase (decrease) in long-term debt                                                 3,763                     2,765
Capital contribution                                                                        811                         -
Dividends paid                                                                                -                         -
                                                                                    ------------             ------------
Net cash flow provided by (used in) financing                                             4,574                     2,765
                                                                                    ------------             ------------

Increase (decrease) in cash                                                               (102)                     1,561
Cash at beginning of year                                                                 3,306                     1,745
                                                                                    ------------             ------------
Cash at end of year                                                                       3,204                     3,306
                                                                                    ============             ============

Supplemental disclosure of other items:
Net interest received during the year                                                        53                       132
Net income taxes (paid) during the year                                                   (823)                     (427)

   See accompanying notes to consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)




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

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)




              BASIS OF CONSOLIDATION (CONTINUED)


              The Company's principal subsidiary undertakings at December 31, 1997 are as follows:

                                                                   Country                    Proportion of
                                                                   -------                   Shares Held at
Name                               Principal Activity         of Incorporation                 31 December
----                               ------------------        -----------------                 -----------
                                                                                          1997               1996
                                                                                          ----               ----
Hungaria Szalloda Rt.               Hotel/Restaurant              Hungary                  99%                 -
                                        operator

Hotel Helia Rt.                     Hotel/Restaurant              Hungary                  99%                73%
                                        operator

Hotel Hullam Kozos                  Hotel/Restaurant              Hungary                  53%                53%
 Vallalat                               operator

Danubius Beta                       Hotel/Restaurant              Hungary                 100%               100%
 Hotels Kft.                            operator

Hotelreservierung und              Hotel Reservation              Germany                 100%               100%
 Reiseservice fur                       operator
 Ungarn GmbH



CASH AND CASH EQUIVALENTS

Cash equivalents are liquid investments with original maturities of three months or less.

INVENTORY

Inventory is stated at the lower of cost or net realisable value after making allowance for any obsolete or slow moving items. Cost is determined by the weighted average method. Consumable items and materials are written off as incurred.

PROPERTY, PLANT AND EQUIPMENT

Valuation Process

Property, plant and equipment and other assets were included at July 31, 1991 at amounts determined by valuation.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)




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

       Assets of Hungar Hotels, a subsidiary were revalued by an independent valuer as at January 1, 1996.

       Depreciation

       Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method. The rates used by the Company are 2.5% for buildings, 2.5% to 6% for building and leasehold improvements and 12-25% for machinery and equipment.

       Where the Group has the legal right to use a certain property the value of these rights is amortised over either the term in which the Group holds the rights, or six years where this term is undefined except for land handling rights on Margaret Island which are being amortised over 100 years.

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

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)






       GOODWILL

       Negative goodwill arising on acquisition of subsidiaries is shown as deferred income and amortised over 20 years on a straight line basis.

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

       REVENUE RECOGNITION

       Revenue is recognised on the basis of completed guest nights net of VAT.

       PENSION SCHEMES

       The Company operates a defined contribution pension scheme for employees. Pension costs are charged against profit in the period in which the contributions are payable. The assets of the fund are held in a separate trustee administered fund.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying values of financial instruments approximate fair values due to either the short term duration or the proximity of interest rates of the various instruments to market rates.


3.     RECLASSIFICATION OF PRIOR YEAR

       Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)






4.       ACCOUNTS RECEIVABLE

                                                                                     1997                     1996
                                                                           ---------------------    ---------------------

         Trade receivable                                                                   977                       433
         Receivable from non consolidated affiliates                                        279                        21
         Prepayments and accrued income                                                     389                       286
         Income taxes recoverable                                                            29                        20
         Other receivable                                                                   291                       179
         Provision for doubtful receivable                                                 (354)                      (40)
                                                                           =====================    ======================
                                                                                          1,611                       899
                                                                           =====================    ======================


    5.   INVENTORY

                                                                                     1997                     1996
                                                                           ---------------------    ----------------------

         Food and beverages                                                                 201                        85
         Materials                                                                          156                        94
                                                                           ---------------------    ----------------------
                                                                                            357                       179
                                                                           =====================    ======================


    6.   OTHER CURRENT ASSETS

                                                                                     1997                      1996
                                                                           ---------------------    ----------------------

         Compensation coupon                                                                  -                       557
         Short-term state securities                                                      1,126                       766
                                                                                          1,126                     1,323
                                                                           =====================     =====================

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)





    7.        PROPERTY, PLANT AND EQUIPMENT

                                                                     Furniture
                                                   Buildings         Fittings            Capital
                                                 and Improve           and             projects in
                                Land                ments            Equipment           progress               Total
                           ---------------    ---------------     ---------------     --------------     ---------------
Cost/Valuation:
January 1, 1997                     2,971             15,900               2,289                307              21,467
Additions                               -              1,259                 697                  -               1,956
Acquisition                         1,922              8,481               1,111                188              11,702
Cost of disposals                       -                  -                (82)               (88)               (170)
                           ---------------    ---------------     ---------------     --------------     ---------------
December 31, 1997                   4,893             25,640               4,015                407              34,955
                           ===============    ===============     ===============     ==============     ===============

Depreciation:
January 1, 1997                         -              1,000               1,414                  -               2,414
Charge for year                         -                684                 562                  -               1,246
Acquisitions                            -                247                 446                  -                 693
Relating to disposals                   -                  -                (74)                  -                (74)
                           ---------------    ---------------     ---------------     --------------     ---------------
December 31, 1997                       -              1,931               2,348                  -               4,279
                           ===============    ===============     ===============     ==============     ===============

Net book value:

December 31, 1996                   2,971             14,900                 875                307              19,053
                           ===============    ===============     ===============     ==============     ===============

December 31, 1997                   4,893             23,709               1,667                407              30,676
                           ===============    ===============     ===============     ==============     ===============


The values of land and buildings occupied by the Company were determined with reference to a professional appraisal at April 30, 1991, on an open market existing use basis. Land and Buildings occupied by subsidiary companies are shown at cost except for Hungar Hotels where land and buildings are revalued by an independent valuer at January 1, 1997.

Effective August 1, 1991, ownership of land and buildings was passed to Danubius, except for the land on which the Margaret Island hotels are located. This land is not subject to "handling rights" or private ownership. The operation of the two hotels on Margaret Island is authorised by license from the XIII. Municipality of Budapest. Included in buildings there is HUF 538 million relating to the usage right of real estate on Margaret Island.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)





8.       OTHER NON-CURRENT ASSETS

                                                                                   1997                      1996
                                                                           ---------------------     ---------------------
         Investment in non consolidated subsidiaries                                      137                       98
         Loans given to employees                                                          24                       17
         Deferred acquisition costs of Hungar Hotels                                        -                       91
         Other investments, unquoted                                                       42                       10
                                                                           ---------------------     ---------------------
                                                                                          203                      216
                                                                           =====================     =====================


         The book value of the unconsolidated subsidiaries are:

         Name                                Principal activity                    1997                      1996
                                                                           ---------------------     ---------------------
                                                                                             %                        %
         Kastelykert Kft.                    Hotel                               43        100           43         100
         Solar Kemping                       Hotel                               19        100           55          50
         Hungaria Hotel and
         Restaurant Reisen GmbH              Travel agency                        3        100            -           -
         Egeszseg-Szepseg Kft.               Health club                         34        100            -           -
         Danube Travel                       Travel agency                       38         50            -           -
                                                                           ---------                 -------
                                                                                137                      98
                                                                           =========                 =======


    9.   OTHER PAYABLE AND ACCRUALS

                                                                                   1997                      1996
                                                                           ---------------------     ---------------------

         Payroll                                                                            200                        72
         Social security                                                                    192                        78
         Taxes payable                                                                      248                       135
         Provisions                                                                          90                         -
         Accrued expense                                                                    320                       202
         Other payable                                                                      214                        93
                                                                           ---------------------     ---------------------
                                                                                          1,264                       580
                                                                           =====================     =====================

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)






10.    LONG TERM DEBT

                                                                  1997                      1996
                                                          ---------------------     ---------------------


         1 year                                                      1,718                     16
         1 to 2 years                                                  870                    280
         2 to 5 years                                                6,013                  3,495
         over 5 years                                                  321                    582
                                                          ---------------------     ---------------------
         Total long term debt                                        8,922                  4,373
         Amounts maturing in less than one year                     (1,718)                   (16)
                                                          ---------------------     ---------------------
                                                                     7,204                  4,357
                                                          =====================     =====================

       Loans include the followings:

       o DEM 15 million long term loan with an interest rate of 6-month FIBOR + 1.25% secured by a mortgage on the Hotel Helia.
       o DEM 25 million long term loan with an interest rate of 6-month LIBOR + a margin of 0.75% to 0.95%, secured by mortgages on Thermal Hotel Buk and Thermal Hotel Sarvar.
       o DEM 12.5 million short term loan with an interest rate of 3-month FIBOR + 0.75% secured by a mortgage on the Budapest Hilton Hotel. The loan was paid back on January 6, 1998.
       o DEM 25 million long term loan with an interest rate of 3-month LIBOR + 0.95% secured by a mortgage on the Budapest Hilton Hotel.


11.    NEGATIVE GOODWILL

       Negative goodwill arisen on the following acquisitions:

                                                            1997                       1996
                                                    ---------------------     ---------------------
       Hungar Hotels                                           2,993                     -
       Hotel Helia                                               154                     -
       Amortisation of negative goodwill                        (124)                    -
                                                    ---------------------     ---------------------
                                                               3,023                     -
                                                    =====================     =====================

      The negative goodwill is being amortised over a period of 20 years by reference to the estimated average useful life of the assets underlying the negative goodwill.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)






    12.       MINORITY  INTEREST

                                                           1997                      1996
                                                 ---------------------     ---------------------

              Hungar Hotels                                   27                        -
              Hotel Helia                                      1                      563
              Hullam Kft.                                     63                       62
                                                              91                      625
                                                 =====================     =====================

              Minority interest represents the minority shareholders' proportionate share of the equity of subsidiaries.

                                                                                    1997                      1996
                                                                           ---------------------     ---------------------

             Opening balance                                                          625                       60
             Minority interest relating to subsidiary acquired
                  during the year                                                   1,753                      509
             Income attributable to minority shareholders                             241                       56
             Share in subsidiary acquired from minority
                  shareholders                                                     (2,528)                       -
                                                                           ---------------------     ---------------------
                                                                                       91                      625
                                                                           =====================     =====================


    13.       INCOME TAXES

              The effective income tax rate varied from the statutory income tax rate due to the following items:

                                                                                   1997                      1996
                                                                           ---------------------     ---------------------
              Income before tax and minority interest                               2,952                     2,644
                                                                           =====================    ======================

              Tax at statutory rate of 18%                                            531                       476
              Effect of IAS adjustments                                               (58)                       (8)
              Other differences, net                                                    -                       (20)
                                                                           ---------------------     ---------------------
              Income tax expense                                                      473                       448
                                                                           =====================    ======================

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)





14.    SHARE CAPITAL

       Registered share capital at December 31, 1997 consists of 8 million (1996: 8 million) authorised and issued ordinary shares, each of par value HUF 1,000.

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


15.    CAPITAL CONTRIBUTION

       In accordance with the Hungarian Privatisation Act of 1989 which allow 20% of the proceeds of certain shares sold by APV Rt. to be paid to the Company as a capital contribution the Company received HUF 1,076 million in 1997. The Company became entitled to the contribution based on agreements made with APV Rt. in 1997 relating to shares sold in 1992, 1993 and 1994. The Company is required to issue shares to the employees from this amount.

       In addition to the capital contribution the Company received HUF 831 million late payment interest determined by reference to the date of the shares sold by APV Rt. As this amount did not derive from the ordinary activities of the Company the amount has been shown as an extraordinary income net of income tax of HUF 150.

       Of the total amount of HUF 1,907 million, HUF 1,407 was received after deducting HUF 500 million owed to APV Rt., as more fully described in note 20.


16.    COMMITMENTS

       a) The acquisition of Hungar Hotels required HUF 2 billion to be spent on refurbishment of that hotel chain. (See note 19.) In 1997 the total capital expenditure was HUF 822 million and a further HUF 550 million committed. The Group also made commitments to spend HUF 45 million (1996: HUF 201 million) on refurbishment and renovations of hotel buildings and facilities during 1998.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)






       COMMITMENTS (CONTINUED)

       b) On October 7, 1997 the Company entered into an agreement to acquire Danube Travel, a travel agency incorporated in London for GBP 230,000 and also to provide GBP 150,000 loan to Danube Travel. In 1997 GBP 115,000 was transferred and shown as other non current assets. The remainder has subsequently been paid.


17.    CONTINGENT LIABILITY

       a) The Company was reviewed by the tax and the social security authority during 1997. The authorities claimed net HUF 76 million tax and social security including penalties (and including HUF 17 million VAT may be recovered). The Company has challenged the findings of the review and has made a provision of HUF 24 million.

       b) On April 1, 1995 a decision was taken to close down the operations of Hungaria Hotel und Restaurant GmbH (Munich Office), a subsidiary of Hungar Hotels. Hungar Hotels had guaranteed a total of approximately HUF 200 million in rental payments of Munich Office. HUF 250 million payments were made including guarantee payments and loan repayments on behalf of Munich Office which is shown as receivable by the Company. HUF 14 million had been collected and HUF 236 had been provided for as at December 31, 1997. Management expects to finalise the liquidation procedures in 1998.


18.    RELATED PARTY TRANSACTIONS

       The related parties of the Company are:
       The Investor group, the ultimate parent company of Danubius in Hungary and Hungarian Hotels Sales Office, an unconsolidated subsidiary.

       Significant related party transactions are: Danubius operates the Hungarian Hotels Sales Office inc. in Los Angeles. This company arranges tourism in Hungary and books guests into Danubius Hotels as well as other Hungarian Hotels. This company is funded by retained commissions on bookings on an arms length basis and from funds transferred from Danubius. During 1997 HUF 10 million (1996: HUF 10 million) of costs were included in normal marketing costs in the books of Danubius.
       During 1997 HUF 61 million (1996: HUF 45 million) was paid to Investor group and HUF 24 million to CP Holding for management services and HUF 55 million rental fee to Investor group.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)






19.    ACQUISITION OF HOTEL HELIA RT.

       On February 6, 1996 the Company entered into an agreement with OKHB to purchase 59.82% of the shares in Hotel Helia Rt. for HUF
       1.1 billion, bringing the Company's total holdings in Hotel Helia Rt. to 73.36%.

       Resulting from this share purchase, the Company commenced operating the Hotel Helia from January 1, 1996. A formal operating agreement was negotiated during the year. As a result, the Company commenced consolidating Hotel Helia Rt. into its consolidated financial statements.

       On February 6, 1996 the Company signed a contract with municipalities for the option to purchase 447 million shares in the Hotel Helia which represented 26.57% of the Helia. The option period was 18 months with a purchase price of HUF 489 million and 6% annual price increase applying from February 6, 1996. The Company exercised the option and paid the purchase price on August 4, 1997.


20.    ACQUISITION OF HUNGAR HOTELS

       On January 6, 1997, the Company acquired from APV Rt. 85% of the shares of Hungaria Szalloda Rt. ("Hungar Hotels"), a company incorporated under the laws of Hungary and operating in the hotel industry, with a commitment to purchase the remaining 15% of the shares if they are not acquired by employees of Hungar Hotels within 300 days. The shares acquired have a nominal value of HUF 4.7 billion.

       Under the purchase agreement, the significant undertakings of the Company were as follows:

       o 50% of the shares must be offered to the public on the Budapest Stock Exchange within one year of the closing date; and
       o within three years of the closing date, a minimum of HUF 2 billion including 100% of the 1996 profit must be spent on refurbishment on hotels owned by Hungar Hotels.

       On October 4, 1997 the Company agreed, as part of a complex agreement with the APV Rt., to amend the contract such that there is no longer an obligation for a public offering of 50% of the acquired shares. A purchase price differential of HUF 500 million was paid by the Company in respect of this. The agreement also included a property swap between APV Rt. and Hungar Hotels, the implementation of which was deferred into 1998.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)





       ACQUISITION OF HUNGAR HOTELS (CONTINUED)

       The acquisition was made as follows:

                                                             HUF 000,000
                                                            -------------
         Cost of investment
           Cash and tender bonds                                   7,000
           Compensation coupons                                      572
           Tax on gain on compensation coupons                       190
           Acquisition costs incurred                                 91
                                                        ---------------------
         Total purchase price                                      7,853


         Less: book value of net assets acquired                  11,726
         Fair value adjustments                                      (41)
         Plus: minority interest therein                           1,753
                                                        ---------------------

         Negative goodwill                                         2,079
                                                        =====================

         The redemption value of the compensation coupons as per the purchase contract was HUF 1,625 million. These were purchased by the Company on the open market at a cost of HUF 572 million. The difference between the redemption value and the purchase cost of HUF 1,053 million was subject to corporation tax at the statutory rate of 18%. The tax on the gain on compensation coupons has been included as part of the cost of investment.

         On September 24, 1997 the Company acquired further 14.78% of the shares from the employee consortium. The cost of investment was HUF 813 million which resulted in an additional HUF 914 million negative goodwill.


21.      SUMMARY FINANCIAL INFORMATION OF ACQUISITIONS

         Summary financial information for significant subsidiaries acquired during 1997:

         Acquisition Balance sheet                         Hungar Hotels
         Total Current Assets                                 1,500
         Total Fixed Assets                                  11,053
         Total Liabilities                                     (827)
                                                       ---------------------
         Net Assets                                          11,726

                                                       =====================

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)





         Income Statement
          Included from -                                January 1,



         Net Sales                                           8,209
         Pro forma Operating profit                          1,162
         Net profit                                          1,074


22.      TAXATION
         Dividends are only available for payment from retained earnings calculated according to the Hungarian Accounting Law. The following retained earnings are available for payment of dividends:

                                                                       December 31,            December 31,
                                                                          1997                      1996
                                                                  ---------------------    ----------------------
         Hungarian Accounting Law retained earnings                            8,072                     4,592
                                                                  =====================    ======================

         In certain cases, before dividends can be paid from Hungarian Accounting Law retained earnings, withholding tax of up to 20% must be paid. The rate of tax payable is dependent on the residency of the shareholder which may reduce this rate of tax.


23.      LEGAL MATTERS

         Prior to May 1995 Hotel Gellert was managed by the Company based on a verbal agreement with APV Rt. as the ownership right of the hotel was not clear. On May 15, 1995 the court decided that the ownership right of the hotel was due to the Company. As the result of that the Company paid HUF 1,419 million to APV Rt. The Land Registration Office was unable to complete the registration of the legal ownership right as the Gellert hotel and Gellert spa is built on the same land as the spa owned by Budapest Gyogyfurdoi es Hevizei Rt. (Budapest
         Spa). Budapest Spa is challenging the validity of the contract between the Company and APV Rt. at the court as a prepurchase right of Budapest Spa relating to Gellert hotel was not taken into consideration.

24.      PENSION SCHEME
         The pension scheme is available for all employees after half year employment. The contribution expense was HUF 121 million (1996: 56 million) and charged against profit for the year in which the contribution is payable. The contribution is paid on 5% of the salary by the Group. The assets of the fund are held in a separate trustee administered funds.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)






25.    FINANCIAL INSTRUMENTS

       Currency risk
       -------------

       The Company's sales prices are primarily quoted in Deutschmarks or US dollars and income received in hard currencies or Hungarian forints.

       The Group has DEM 77.5 million loans outstanding at year end. See note
       10.

       Management believes that its sales revenue is substantially protected against the effects of forint devaluation against hard currencies and has not therefore regularly entered into foreign currency hedging contracts or other derivative products.

       Interest rate risk
       ------------------

       Interest rates on loans are listed in note 10. Management did not enter into any interest rate hedging contract as management believes the contracted interest rates are favourable for the Company.

       Credit risk
       -----------

       Financial assets which may be subject to credit risk consist of short term investment, cash in bank and trade receivable. Short term investments are government securities, cash is held at major Hungarian banks and the provision for doubtful receivables reflects credit risk on trade receivables. The Company has no significant concentrations of credit risk.


26.    BUSINESSES MANAGED FOR APV RT.

       The ownership of the following businesses were retained by APV Rt. on the transformation of Hungar Hotels and as at December 31, 1997 are still being managed by Hungar Hotels in return for management fee:

       Gambrius restaurant                      Savaria Hotel
       Nador Hotel (closed)                     Alba Regia Hotel (sold in 1998)
       Claudius Hotel                           Hungaria Hotel

       The sales income amounting to HUF 749 million and cost of sales of the managed business units are not included in the accompanying financial statements. Any losses are charged to APV Rt. and profits paid to APV Rt. for the operation of these business units.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(All amounts in HUF 000,000's, unless otherwise noted)





27. RECONCILIATION OF TOTAL SHAREHOLDERS' EQUITY AND NET INCOME FROM THE CONSOLIDATED HUNGARIAN STATUTORY FINANCIAL STATEMENTS TO THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   1997                         1996
                                                                              ----------------             ---------------
          Total Shareholders' Equity and Minority Interest
            per Statutory Financial Statements                                         23,481                       19,463
          Net gain on compensation coupons                                              (863)                           -
          Amortisation of negative goodwill                                               124                           -
          Accelerated depreciation at Hungar Hotels                                      (55)                           -
          Foreign exchange differences                                                     86                         (32)
          Provisions                                                                     (32)                           -
          Reversed stock provision at Hungar Hotels                                        60                           -
          Capitalised acquisition costs                                                   145                           91
          Other items net                                                                  24                         (13)
                                                                              ----------------             ---------------
          Total Shareholders' Equity and Minority Interest
            per Accompanying Financial Statements                                      22,970                       19,509
          Less: Minority Interest                                                        (91)                        (625)
                                                                              ----------------             ---------------
          Total Shareholders' Equity per Accompanying
            Financial Statements                                                       22,879                       18,884
                                                                              ================             ===============


          Total net income per Hungarian Statutory
            Financial Statements                                                        3,480                        2,093

          Acquisition costs                                                                55                           91
          Foreign exchange differences                                                    118                         (32)
          Direct reserves postings for donations                                            -                         (16)
          Net gain on compensation coupons                                              (863)                          -
          Amortisation of negative goodwill                                               124                          -
          Provisions                                                                     (32)                          -
          Accelerated depreciation at Hungar Hotels                                      (55)                          -
          Reversed stock provision at Hungar Hotels                                        60                          -
          Other, net                                                                       35                            4
                                                                              ----------------             ---------------

                                                                                        (558)                           47
                                                                              ----------------             ---------------
          Total net income per Accompanying Financial Statements
                                                                                        2,922                        2,140
                                                                              ================             ================