Form 10-Q
period 1998-03-31
IIC INDUSTRIES INC
filed 1998-05-20
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------


                                   FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                        Commission file number: 811-854

                              IIC Industries, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                         13-567594
    (STATE OF OTHER JURISDICTION OF                         (IRS IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                               NUMBER)


  420 Lexington Avenue; New York, N.Y.                             10170
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at April 30, 1998.

                             FINANCIAL INFORMATION



FINANCIAL STATEMENTS


                                                                 Page

              Consolidated Balance Sheets
              at March 31, 1998
              and December 31, 1997                                3

              Consolidated Statements of Operations and
              Comprehensive Loss for the Three Months
              Ended March 31, 1998 and March 31, 1997              5

              Consolidated Statement of Cash Flows
              for the Three Months Ended March 31,
              1998 and March 31, 1997                              6

              Notes to Consolidated Financial
              Statements                                           7

                     IIC Industries, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)






                                                           MARCH 31,             December 31,
                                     ASSETS                  1998                   1997
                                                          -----------             ---------

CURRENT ASSETS
    Cash and cash equivalents                                $22,631               $22,781
    Accounts receivable, net                                  37,378                37,487
    Inventories (Note C)                                      37,309                44,859
    Other current assets                                       6,877                10,484
                                                               -----              --------

         Total current assets                                104,195               115,611

RESTRICTED CASH                                                  291                   211

PROPERTY AND EQUIPMENT, NET                                   29,630                29,585

INVESTMENTS IN AND ADVANCES TO AFFILIATES                     26,828                28,361

OTHER ASSETS                                                   2,528                 2,274
                                                               -----             ---------

                                                            $163,472              $176,042
                                                            ========              ========




The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                                   MARCH 31,          December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY           1998                 1997
                                                                  -----------          ---------


CURRENT LIABILITIES
    Accounts payable                                                $23,910              $22,301
    Bank loans                                                       17,512               23,490
    Current maturities of long-term debt                              1,607                1,661
    Accrued expenses and other payables                               8,910               13,405
    Advances from customers                                           3,145                3,932
                                                                      -----            ---------

         Total current liabilities                                   55,084               64,789

LONG-TERM DEBT, less current portion                                  2,103                1,508

DUE TO AFFILIATES                                                     1,413                1,692

OTHER LIABILITIES AND DEFERRED
    CREDITS                                                           5,304                5,759

MINORITY INTEREST IN SUBSIDIARIES                                    14,644               15,149
                                                                     ------             --------

                                                                     78,548               88,897

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value per share;
       authorized 7,200,000 shares; issued
       6,343,224 shares                                               1,586                1,586
    Additional paid-in capital                                       22,941               22,941
    Retained earnings                                                96,575               97,426
    Foreign translation adjustment                                  (33,453)             (32,083)
    Less treasury stock - at cost (649,752 shares)                   (2,725)              (2,725)
                                                                     -------            --------

                                                                     84,924               87,145
                                                                     ------             --------

                                                                   $163,472             $176,042
                                                                   ========             ========


The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                        1998                 1997
                                                                        ----                 ----

Net sales                                                            $56,729               $60,441
Cost of sales                                                         46,113                48,354
                                                                      ------                ------

         Gross profit                                                 10,616                12,087

Selling, general and administrative expenses                          10,416                11,321
                                                                      ------                ------

         Operating income                                                200                   766
                                                                      ------                ------

Other income (expenses)
    Interest income                                                      523                   540
    Equity in (loss) earnings of affiliates                             (153)                 (516)
    Foreign currency loss (Note B)                                      (252)                  (87)
    Gain on sale of noncurrent assets, net                               116                 1,501
    Interest expense                                                    (949)               (1,709)
    Other, net                                                            76                   291
                                                                        ----                ------


         (Loss) Income before income taxes and
             minority interest                                          (439)                  786

Income taxes                                                            (414)                 (751)
                                                                        -----                ------

         (Loss) Income before minority interest                         (853)                   35

Minority Interest                                                          2                   262
                                                                        ----                 -----

         NET /LOSS/                                                     (851)                  297

Other comprehensive /loss/
           Foreign currency translation adjustments                   (1,370)               (2,275)
                                                                      -------               -------

           COMPREHENSIVE /LOSS/ INCOME                               $(2,221)              $(1,978)
                                                                     ========               =======

Basic net loss per common share                                       $(0.14)                $0.05
                                                                     ========               ======

Basic average number of common shares outstanding                  5,693,472             5,693,472
                                                                   =========             =========



The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         (dollar amounts in thousands)





                                                                            THREE MONTHS ENDED  MARCH 31,
                                                                            -----------------------------
                                                                             1998                   1997
                                                                             ----                   ----


Net cash provided by operating activities                                   $6,599                $4,803
                                                                            ------                ------
Cash flows from investing activities
    Purchase of property and equipment                                      (1,491)                 (900)
    Purchase of investments                                                                          (79)
    Proceeds on disposal of property and equipment                             201                   113
    Proceeds on disposal of investments                                          3                     3
    Restricted cash                                                            (80)                4,339
                                                                               ----                -----
         Net cash (used in) provided by investing activities                (1,367)                3,476
                                                                            -------                -----

Cash flows from financing activities
    Issuance of long-term debt                                                 637                    30
    Net payments of short-term bank loans                                   (5,974)               (6,232)
                                                                            -------               -------
         Net cash used in financing activities                              (5,337)               (6,202)
Effect of exchange rate on cash                                                (45)                 (333)
                                                                            -------               -------
         Net (decrease) increase in cash and cash equivalents
           during the period                                                  (150)                1,744
Cash and cash equivalents at beginning of period                            22,781                17,211
                                                                            ------                ------
Cash and cash equivalents at end of period                                 $22,631               $18,955
                                                                           =======               =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                               $891                $1,361
       Income taxes                                                            242                   828





The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

     The consolidated financial statements included herein which have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, include the accounts of IIC Industries, Inc. and all material majority-owned subsidiaries (collectively the "Company"). All material intercompany transactions and balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a normal recurring accrual nature and disclosures necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1998 and March 31, 1997.


NOTE B - FOREIGN CURRENCY TRANSLATION

     Investor Rt ("Investor"), a majority-owned subsidiary, uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders' equity.

     The Israel Tractors and Equipment Company Limited ("Israel Tractor"), a wholly-owned subsidiary, uses the US dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted, or to which it is linked. Balton C.P. Limited ("Balton"), a majority-owned subsidiary, uses the US dollar as the functional currency for some of its operations, since the subsidiaries in Nigeria, Ghana and Zambia operate in hyperinflationary economies. These subsidiaries translate monetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Adjustments resulting from the translation of these entities are included in results of operations. The remaining Balton subsidiairies, which operate in Ghana, Tanzania, Uganda, Kenya and the Cote D'Invoire, use the local currencies, as their functional currency and translate all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and record adjustments resulting from the translation in a separate component of shareholders' equity

     Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)



NOTE C - INVENTORIES

     Inventories are as follows:

                                              MARCH 31,         December 31,
                                                1998               1997
                                                ----               ----
          Raw materials                       $ 5,595            $ 5,826
          Work-in-progress                        511                519
          Finished goods                       31,203             38,514
                                               ------             ------

                                              $37,309            $44,859
                                              =======            =======


NOTE D - CONTINGENCIES

     The Company has given a guarantee to the bankers of Balton amounting to $2.1 million. The guarantee is in respect of various outstanding letters of credit given by the bankers of certain of Balton's creditors. The Company has also agreed to indemnify a co-guarantor for any losses accumulating to $510,000.

     Balton has given guarantees to third parties in the amount of approximately $2,325,000.

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $13 million.


NOTE E - INVESTMENT IN AFFILIATE

     At March 31, 1998, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 30% at a cumulative cost of approximately $25 million. Danubius owns a number of hotels in Hungary and specializes in spa facilities.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)





NOTE E (CONTINUED)

     Accordingly, the Company accounted for this investment under the equity method at March 31, 1998. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.


     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:


                                            MARCH 31, 1998     March 31, 1997
                                            --------------     --------------


         Current assets                          $21,853            $21,388
         Noncurrent assets                       148,446            148,421
         Current liabilities                      11,917             11,478
         Noncurrent liabilities                   48,392             25,491
         Stockholders' equity                    109,990            132,840




                                             THREE MONTHS ENDED       Three Months ended
                                                 MARCH 31, 1998          March 31, 1997
                                                 --------------          --------------

         Sales                                      $17,897                  $17,920
         Operating (loss) income                       (528)                  (2,342)
         Net (loss) income                             (650)                  (1,897)

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)





NOTE F- COMPREHENSIVE LOSS

         In 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is required to be adopted for fiscal years beginning after December 15, 1997. This statement establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

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

     Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1997, the income from the Company's Hungarian and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency which is not freely convertible and which floats against a basket of two currencies (the U.S. Dollar and the European Currency Unit) underwent devaluations against the U.S. Dollar at the rate of 24% during 1997. Since the beginning of 1998, the Hungarian currency has been further devalued by approximately 3% against the U.S. Dollar. Since the functional currency for Investor is the Hungarian Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. See Notes A(8) and N of Notes to Registrant's Consolidated Financial Statements on Form 10-K for the year ended December 31, 1997.

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

     The Company has three primary areas of operation with respect to its subsidiaries:
     (a)      Investor and its subsidiaries in Hungary
     (b)      Israel Tractor in Israel
     (c) Balton CP and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Kenya, Uganda and the Cote D'Ivoire.


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

RESULTS OF OPERATIONS

              The table below sets forth for fiscal quarters ended March 31, 1998 and 1997 certain information with respect to the results of operations of the Company and its principal subsidiaries.

Three Months Ended        Net Sales              Gross Profit          Income (Loss)      Net Income (Loss)
March 31, 1998            ---------              ------------          before Income      -----------------
--------------                                                           Taxes and
                                                                     Minority Interests
                                                                     ------------------

                       Amount         %         Amount         %       Amount      %       Amount       %
                       ------         -         ------         -       ------      -       ------       -
                   (In thousands)           (In thousands)           (In thousands)      (In thousands)

IIC Industries                 --       --              --       --        (74)   (16.9)      (108)     (12.7)
Inc.
(parent company)

Israel Tractors &         $14,467     25.5          $3,811     35.9       (207)   (47.2)      (401)     (47.1)
Equipment Co.
(Israel)

Balton CP Group            11,857     20.9           3,787     35.7        33 7    76.8         99       11.6
(Africa)

Investor RT                30,405     53.6           3,018     28.4       (495)  (112.7)      (441)     (51.8)
Group (Hungary)            ------     ----           -----     ----       -----   ---------   -----    ------

                          $56,729    100.0         $10,616    100.0      $(439)   100.0      $(851)     100.0
                          =======    =====         =======    =====      ======   =====      ======     =====

Three Months Ended        Net Sales              Gross Profit          Income (Loss)      Net Income (Loss)
March 31, 1997            ---------              ------------          before Income      -----------------
--------------                                                           Taxes and
                                                                     Minority Interests
                                                                     ------------------
                       Amount         %         Amount         %       Amount      %       Amount       %
                       ------         -         ------         -       ------      -       ------       -
                   (In thousands)           (In thousands)           (In thousands)      (In thousands)

IIC Industries                 --       --              --       --         $17     2.2         $15       4.7
Inc.
(parent company)

Israel Tractors &         $20,761     34.3          $5,251     43.4         864   109.9         502     169.5
Equipment Co.
(Israel)

Balton CP Group            11,775     19.5           3,601     29.8         908   115.5         299     101.0
(Africa)

Investor RT                27,905     46.2           3,235     26.8      (1,003) (127.6)       (519)   (175.2)
                           ------     ----           -----     ----     -------   ---------   -----    ------
Group (Hungary)

                          $60,441    100.0         $12,087    100.0        $786   100.0        $297     100.0
                          =======    =====         =======    =====        ====   =====        ====     =====

CONSOLIDATED RESULTS OF OPERATIONS

     Net Sales. Net Sales on a consolidated basis for the fiscal quarter ended March 31, 1998 decreased by approximately $3,712,000 as compared to the comparable period in 1997. The decrease is primarily due to reduced demand of products in Israel Tractor.

     Gross Profit. Gross Profit on a consolidated basis for the fiscal quarter ended March 31, 1998 decreased by approximately $1.5 million or approximately 12.2%, to approximately $10.6 million, or approximately 19% of Net Sales, from approximately $12.1 million, or approximately 20% of Net Sales, in the corresponding period in 1997. This decrease was mainly attributable to decreased sales in Israel Tractor.


     Operating income. Operating income on a consolidated basis for the first fiscal quarter of 1998 decreased by approximately $566,000, or approximately 74%, to $200,000, or approximately 0.3% of net sales, from approximately $766,000 million, or approximately 1.3% of Net Sales for the corresponding period in 1997. This decrease was principally due to the reasons stated in the Gross Profit section.

     Interest income. Interest income decreased for the quarter by $17,000, or approximately 3.1%, to $523,000.

     Interest expense. Interest expense in the quarter decreased by $760,000, or approximately 44%, to approximately $949,000 due to reduction in bank loans.

     (Loss) Income before Income Taxes and Minority Interest. (Loss) before Income Taxes and Minority Interest in the first fiscal quarter of 1998 was approximately $439,000, compared to Income before Income Taxes and Minority Interest in the first fiscal quarter of 1997 of approximately $786,000.

     Minority Interests. Minority Interests in the quarter decreased by $260,000 as a result of losses in the Investor group.

     Net (Loss) Income. Net (Loss) for the first fiscal quarter of 1998 was approximately $851,000, compared to Net Income in the first fiscal quarter of 1997 of approximately $297,000.

     The table below sets forth for the three months ended March 31, 1998 and 1997 certain information with respect to the results of operations of the Company and its five principal business segments.

                          Three Months Ended March 31, 1998                  Three Months Ended March 31, 1997

                                               Income (Loss) before                             Income (Loss) before
                                                 Income Taxes and                                 Income Taxes and
                               Net Sales        Minority Interest           Net Sales            Minority Interest
                               ---------       --------------------         ---------           --------------------
                            Amount       %        Amount        %      Amount         %          Amount          %
                             (In                   (In                  (In                       (In
                          thousands)            thousands)            thousands)               thousands)
------------------------- ----------- -------- -------------- ------- ---------- ---- ------- ---------- --- ------- --
Vehicle sales and            $ 2,828      5.0    $  39          8.9    $ 2,179          3.6       $(31)        (3.9)
distribution (Investor)
Export and import of          27,208     47.9     (221)       (50.3)    25,413         42.1     (2,014)      (256.3)
agricultural products
(Investor)
Other Industries                 369      0.7     (387)       (88.2)       313          0.5      1,059        134.7
(Investor)

Tractors and heavy            14,467     25.5     (207)       (47.2)    20,761         34.3        864        110.0
equipment
(Israel Tractor)
Agricultural,                 11,857     20.9      337         76.8     11,775         19.5        908        115.5
communications and
electrical equipment
(Balton CP)
                           --------    -----     -------       ----     -------       -----     ------        -----
                            $56,729     100.0    $ 439       (100.0)   $60,441        100.0       $786        100.0
                          =========     =====    ======      =======   =======        =====     ======        =====


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

     Vehicle Sales and Service Segment

     o Net Sales for the three months ended March 31, 1998 increased by approximately $649,000, or approximately 29.8%, as compared to the corresponding period in 1997.

     o There was Income before Minority Interests and Income Taxes for the three months ended March 31, 1998 of $39,000 as compared to a loss of $31,000 in the corresponding period in 1997.

     The increase in Net Sales and in Income before Income Taxes and Minority Interests was primarily due to increased marketing activity resulting in more vehicles being sold, while maintaining the margin.

Export/Import and Processing/Storage of Agricultural Products Segment

     o Net Sales for the three months ended March 31, 1998 increased by approximately $1,795,000, or 7.1%, as compared to the corresponding period in 1997. The increase in Net Sales was primarily due to increased export sales of wheat and maize.

     o The Loss before Income Taxes and Minority Interest for the three months ended March 31, 1998 decreased by approximately $1.8 million to a net loss of $221,000. This decrease was primarily due to an increase in margin from milling activities and a lower cost base as a result of rationization.

Other Industries

     o Net Sales for the quarter ended March 31, 1998 increased by approximately $56,000, or approximately 17.9%, as compared to the corresponding period in 1997.

     o The Loss before Income Taxes and Minority Interest was approximately $313,000 for the three months ended March 31, 1998, compared to income of approximately $1,059,000 for the three months ended March 31, 1997. The decrease arose primarily due to the sale of land and investments in 1997.


         ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

     o Net Sales for the three months ended March 31, 1998 decreased by $6.3 million, or approximately 30.3% as compared to the corresponding period in 1997. This decrease was due to a reduction in demand for the Company's products.

     o The Loss before Income Taxes and Minority Interest for the three months ended March 31, 1998 was $207,000 as compared to Income before Income Taxes and Minority Interest of $864,000 for the corresponding period in 1997 as a result of lower trading activity.


         BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT
         SEGMENT

     o Net Sales for the three months ended March 31, 1998 increased by approximately $82,000, or approximately 0.6%, as compared to the corresponding period in 1997. This was due to increased demand for the Company's products.

     o Income before Income Taxes and Minority Interests for the three months ended March 31, 1997 decreased by approximately $571,000, or approximately 63% as compared to the corresponding period in 1997. This decrease was due to an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1998. At March 31, 1998, IIC Industries Inc. (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $40.1 million, including cash and cash equivalents of $19 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At March 31, 1998, Investor and Balton Tractor had outstanding short-term indebtedness of approximately $12.2 million and $5.3 million, respectively.

     At March 31, 1998, Investor , Israel Tractor, and Balton had unused lines of short-term credit of $7.9 million, $3.6 million and $4.5 million, respectively.

     During the first quarter of 1998, Investor, Israel Tractor, and Balton made capital expenditures of $595,000; $137,000 and $759,000, respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At March 31, 1998, the Company had no significant capital commitments.


INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 1997 and during the first quarter of 1998, and therefore did not significantly affect operations in that country. Furthermore, the devaluation of the Israeli shekel against the U.S. Dollar for the first three months of 1998 was an annual rate of 6%.

     Significant rates of inflation persisted in the African countries where Balton CP operates, triggering significant devaluations of local currencies.


YEAR 2000 COMPLIANCE

     The Company has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with year 2000 compliance. The Company believes that all software and hardware requirements to enable it to cope with year 2000 issue have been or being currently implemented. However, there can be no assurance that unanticipated costs may not arise in implementing these requirements.

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



Date:  May 20, 1998
                                               IIC INDUSTRIES, INC.



                                               By: /s/ Fortunee F. Cohen
                                                   ----------------------------
                                                   Fortunee F. Cohen, Secretary

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  ________________, 1998


                                               IIC INDUSTRIES, INC.



                                               By:_____________________________
                                                   Fortunee F. Cohen, Secretary