Form 10-Q
period 1998-06-30
IIC INDUSTRIES INC
filed 1998-08-14
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                        Commission file number: 811-854

                              IIC Industries, Inc.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             Delaware                                                         13-567594
--------------------------------------------------------------------         -------------------------------------------
                 (STATE OF OTHER JURISDICTION OF                                         (IRS IDENTIFICATION
                  INCORPORATION OR ORGANIZATION)                                               NUMBER)

               420 Lexington Avenue; New York, N.Y.                                             10170
--------------------------------------------------------------------         -------------------------------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at July 31, 1998.

                             FINANCIAL INFORMATION



FINANCIAL STATEMENTS


                                                                           Page

         Consolidated Balance Sheets
         at June 30, 1998
         and December 31, 1997                                              3

         Consolidated Statements of Income
         for the Six Months Ended
         June 30, 1998 and June 30, 1997                                    5

         Consolidated Statements of Income
         for the Three Months Ended
         June 30, 1998 and June 30, 1997                                    6

         Consolidated Statement of Cash Flows
         for the Six Months Ended
         June 30,1998 and June 30, 1997                                     7

         Notes to Consolidated Financial
         Statements                                                         8

                     IIC Industries, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)






                                                           JUNE 30,      DECEMBER 31,
                          ASSETS                            1998             1997
                                                            ----             ----


CURRENT ASSETS
Cash and cash equivalents                                 $ 9,458          $22,781
Accounts receivable, net                                   34,081           37,487
Inventories (Note C)                                       35,758           44,859
Other current assets                                        5,057           10,484
                                                          -------          -------

Total current assets                                       84,354          115,611

RESTRICTED CASH                                                                211

PROPERTY AND EQUIPMENT, NET                                29,004           29,585

INVESTMENTS IN AND ADVANCES TO AFFILIATES                  40,657           28,361

OTHER ASSETS                                                2,052            2,274
                                                          -------          -------

                                                         $156,067         $176,042
                                                          =======          =======




The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                             JUNE 30,              DECEMBER 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY                1998                     1997
                                                              ----                     ----

CURRENT LIABILITIES
   Accounts payable                                         $  25,715               $  22,301
   Bank loans                                                   7,642                  23,490
   Current maturities of long-term debt                            30                   1,661
   Accrued expenses and other payables                          8,509                  13,405
   Advances from customers                                      3,780                   3,932
                                                            ---------               ---------

        Total current liabilities                              45,676                  64,789

LONG-TERM DEBT, less current portion                            3,326                   1,508

DUE TO AFFILIATES                                               1,421                   1,692

OTHER LIABILITIES AND DEFERRED
  CREDITS                                                       5,308                   5,759

MINORITY INTEREST IN SUBSIDIARIES                              14,246                  15,149
                                                            ---------               ---------

                                                               69,977                  88,897
CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value per share;
     authorized 7,200,000 shares; issued
     6,343,224 shares                                           1,586                   1,586
   Additional paid-in capital                                  22,941                  22,941
   Retained earnings                                           98,683                  97,426
   Foreign translation adjustment                             (34,395)                (32,083)
Less treasury stock - at cost (649,752 shares)                 (2,725)                 (2,725)
                                                            ---------               ---------
                                                               86,090                  87,145
                                                            ---------               ---------
                                                             $156,067                $176,042
                                                            =========               =========



The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                  1998                     1997
                                                                  ----                     ----

Net sales                                                    $   112,503               $   120,421
Cost of sales                                                     89,151                    95,813
                                                             -----------               -----------

Gross profit                                                      23,352                    24,608

Selling, general and administrative expenses                      21,496                    22,266
                                                             -----------               -----------
Operating income                                                   1,856                     2,342
                                                             -----------               -----------

Other income (expenses)
Interest income                                                      979                     1,041
Equity in earnings  of affiliates                                  1,652                     1,881
Foreign currency loss (Note B)                                      (290)                   (1,396)
Gain on sale of noncurrent assets, net                               (74)                    1,827
Interest expense                                                  (1,760)                   (2,473)
Other, net                                                           448                       434
                                                             -----------               -----------
Income before income taxes and
minority interest                                                  2,811                     3,656

Income taxes                                                      (1,488)                   (1,192)
                                                             -----------               -----------
Income before minority interest                                    1,323                     2,464

Minority Interest                                                    (66)                      170
                                                             -----------               -----------
NET INCOME                                                   $     1,257               $     2,634

Other comprehensive loss:
           Foreign currency translation adjustments               (2,312)                   (3,736)
                                                             -----------               -----------
           COMPREHENSIVE LOSS                                $    (1,055)              $    (1,102)
                                                             ===========               ===========

Basic net income per common share                            $      0.22               $      0.46
                                                             ===========               ===========

Basic average number of common shares outstanding              5,693,472                 5,693,472
                                                             ===========               ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                           IIC INDUSTRIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)
                                      (dollar amounts in thousands, except share data)


                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                     1998                      1997
                                                                     ----                      ----


Net sales                                                          $ 55,774                  $ 59,980
Cost of sales                                                        43,038                    47,459
                                                                   --------                  --------
Gross profit                                                         12,736                    12,521

Selling, general and administrative expenses                         11,080                    10,945
                                                                   --------                  --------
Operating income                                                      1,656                     1,576
                                                                   --------                  --------
Other income (expenses)
     Interest income                                                    456                       501
     Equity in earnings  of affiliates                                1,805                     2,397
     Foreign currency (loss) gain  (Note B)                             (38)                   (1,309)
     (Loss) Gain on sale of noncurrent assets, net                     (190)                      326
     Interest expense                                                  (811)                     (764)
     Other, net                                                         372                       143
                                                                   --------                  --------

          Income before income taxes and
              minority interest                                       3,250                     2,870

Income taxes                                                         (1,074)                     (441)
                                                                   --------                  --------
     Income before minority interest                                  2,176                     2,429

Minority Interest                                                       (68)                      (92)
                                                                   --------                  --------
     NET INCOME                                                     $ 2,108                   $ 2,337

Other comprehensive income:
           Foreign currency translation adjustments                    (942)                   (1,461)
                                                                   --------                  --------

           COMPREHENSIVE INCOME                                      $1,166                   $   876
                                                                   ========                  ========

Basic net income per common share                                    $ 0.37                   $  0.41
                                                                   ========                  ========

Basic average number of common shares outstanding                 5,693,472                 5,693,472
                                                                  =========                 =========


The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         (dollar amounts in thousands)





                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                               1998                 1997
                                                                               ----                 ----



Net cash provided by operating activities                                    $  9,304              $ 18,691
                                                                             --------              --------
Cash flows from investing activities
   Purchase of subsidiary shares, net of cash acquired                            (12)                 (336)
   Purchase of property and equipment                                          (2,489)               (2,303)
   Purchase of investments                                                    (12,992)               (2,159)
   Purchase of other assets                                                        (2)                   (5)
   Proceeds on disposal of property and equipment                                 522                 1,909
   Proceeds on disposal of investments                                             38                   191
   Restricted cash                                                                211                 4,339
                                                                             --------              --------

         Net cash (used in) provided by investing activities                  (14,724)                1,636
                                                                             --------              --------

Cash flows from financing activities
   Issuance of long-term debt                                                     652                 1,339
   Payments on long-term debt                                                    (208)
   Net payments of short-term bank loans                                       (8,252)              (19,724)
                                                                             --------              --------


       Net cash used in financing activities                                   (7,808)              (18,385)

Effect of exchange rate on cash                                                   (95)                 (634)
                                                                             --------              --------
       Net (decrease) increase  in cash and cash equivalents
         during the period                                                    (13,323)                1,308

Cash and cash equivalents at beginning of period                               22,781                17,211
                                                                             --------              --------
Cash and cash equivalents at end of period                                      9,458              $ 18,519
                                                                             ========              ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for
     Interest                                                                $  1,453              $  2,590
     Income taxes                                                                 799                 1,555





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

In the opinion of management, the consolidated financial statements contain all adjustments which are those of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the six months ended June 30, 1998 and June 30, 1997.


NOTE B - FOREIGN CURRENCY EXCHANGE

Investor Rt ("Investor"), a majority-owned subsidiary, uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at balance sheet exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders' equity.

The Israel Tractors and Equipment Company Limited ("Israel Tractor"), a wholly-owned subsidiary, uses the US dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted, or to which it is linked. Balton C.P. Limited ("Balton"), a majority-owned subsidiary, uses the US dollar as the functional currency for some of its operations, since the subsidiaries in Nigeria, Ghana and Zambia operate in hyperinflationary economies. These subsidiaries translate monetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Adjustments resulting from the translation of these entities are included in results of operations. The remaining Balton subsidiairies, which operate in Ghana, Tanzania, Uganda, Kenya and the Cote D'Invoire, use the local currencies, as their functional currency and translate all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and record adjustments resulting from the translation in a separate component of shareholders' equity.

Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)



NOTE C - INVENTORIES

Inventories are as follows:

                                                 JUNE 30,            DECEMBER 31,
                                                  1998                  1997
                                                  ----                  ----
Raw materials                                   $ 3,787               $  5,826
Work-in-progress                                    580                    519
Finished goods                                   31,591                 38,514
                                                -------               --------

                                                $35,758               $ 44,859
                                                =======               ========



NOTE D - CONTINGENCIES

The Company has given a guarantee to the bankers of Balton amounting to $2.1 million. The guarantee is in respect of various outstanding letters of credit given by the bankers of certain of Balton's creditors. Balton has agreed to indemnify a co-guarantor for any losses accumulating to $735,000.

Balton has given guarantees to third parties in the amount of approximately $1,590,000.

Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $4.9 million.


NOTE E - INVESTMENT IN AFFILIATE

At June 30, 1998, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 37% at a cumulative cost of approximately $38 million. Danubius owns a number of hotels in Hungary and specializes in spa facilities.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)





NOTE E (CONTINUED)

Accordingly, the Company accounted for this investment under the equity method at June 30, 1998. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years

The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:


                                   JUNE 30, 1998       JUNE 30, 1997
                                   -------------       -------------


Current assets                           $33,496            $42,058
Noncurrent assets                        144,228             164,627
Current liabilities                       16,822              24,906
Noncurrent liabilities                    47,966              50,895
Stockholders' equity                     112,936             130,884


                         SIX MONTHS ENDED              SIX MONTHS ENDED
                            JUNE 30, 1998                 JUNE 30, 1997
                            -------------                 -------------
Sales                          $50,229                        $50,183
Operating income                 8,140                          5,875
Net income                       5,105                          6,360

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is presently operated as a holding company with subsidiaries in three principal geographic areas: (1) Investor RT, a Hungarian holding company ("Investor" or "Investor Group"), which, through its subsidiaries, engages in a variety of commercial activities in Hungary; (2) The Israel Tractors and Equipment Company Limited ("Israel Tractor"), an Israeli corporation, which distributes tractors and related heavy machinery in Israel and (3) Balton C.P. Limited, an English holding company with African subsidiaries ("Balton CP"), which are engaged in trading activities in several African countries.

     Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1997, the income from the Company's Hungarian and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency which is not freely convertible and which floats against a basket of two currencies (the U.S. Dollar and the European Currency Unit) underwent devaluations against the U.S. Dollar at the rate of 24% during 1997. Since the beginning of 1998, the Hungarian currency has been further devalued by approximately 6% against the U.S. Dollar. Since the functional currency for Investor is the Hungarian forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. See Notes A(8) and P of Notes to Registrant's Consolidated Financial Statements on Form 10-K for the year ended December 31, 1997.

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


The Company has five principal business segments:
(a) vehicle sales and service
(b) export/import and processing/storage of agricultural products
(c) the distribution of tractors and other heavy equipment
(d) the sale of agricultural, communications and electrical equipment
(e) other industries including retail and wholesale consumer products and Hungarian corporate operations.

RESULTS OF OPERATIONS

              The table below sets forth for the six months ended June 30, 1998 and 1997 certain information with respect to the results of operations of the Company and its principal subsidiaries.

Six Months Ended                    Net Sales                    Gross Profit               Income (Loss) before
----------------                    ---------                    ------------                 Income Taxes and
June 30, 1998                                                                                Minority Interests
-------------                                                                                ------------------

                                Amount           %            Amount             %           Amount            %
                                ------           -            ------             -           ------            -

                            (In thousands)                (In thousands)                 (In thousands)
IIC Industries Inc.                      --         --                  --          --            $(63)        (2.2)
(parent company)
Israel Tractors &                   $27,526       24.5              $8,107        34.7              231          8.2
Equipment Co. (Israel)
Balton CP Group                      35,059       31.2               9,257        39.6            1,766         62.8
(Africa)
Investor RT Group                    49,918       44.3               5.988        25.7              877         31.2
                                     ------       ----                            ----
(Hungary)

                                   $112,503      100.0            $23,352        100.0           $2,811        100.0
                                   ========      =====            ========       =====           ======        =====


Six Months Ended                     Net Sales                    Gross Profit               Income (Loss) before
June 30, 1997                                                                               Minority Interests and
                                                                                                 Income Taxes

                                 Amount           %            Amount            %             Amount            %
                                 ------           -            ------            -             ------            -


                             (In thousands)                (In thousands)                  (In thousands)

IIC Industries Inc.                       --         --                  --         --              $1           0.1
(parent company)
Israel Tractors &                    $35,015       29.1              $9,464       38.5             753          20.6
Equipment Co. (Israel)
Balton CP Group                       24,842       20.6               7,991       32.4           1,742          47.6
(Africa)
Investor RT Group                     60,564       50.3               7,153       29.1           1,160          31.7
                                      ------       ----                           ----
(Hungary)

                                    $120,421      100.0             $24,608      100.0          $3,656         100.0
                                    ========      =====             =======      =====          ======         =====

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)



Six Months Ended                 Net Income (Loss)
----------------                -----------------
June 30, 1998
-------------

                                 Amount           %
                                 ------           -

                            (In thousands)
IIC Industries Inc.                   $(88)       (7.0)
(parent company)
Israel Tractors &                     (119)      (9.4))
Equipment Co. (Israel)
Balton CP Group                         541        43.0
(Africa)
Investor RT Group                       923        73.4
                                        ---        ----
(Hungary)

                                     $1,257        100.0
                                     ======        =====


Six Months Ended                  Net Income (Loss)
June 30, 1997


                                  Amount         %
                                  ------         -


                              (In thousands)

IIC Industries Inc.                  $(29)       (1.1)
(parent company)
Israel Tractors &                      100         3.8
Equipment Co. (Israel)
Balton CP Group                        549        20.8
(Africa)
Investor RT Group                   $2,014        76.5
                                    ------        ----
(Hungary)

                                    $2,634     100.0
                                    ======     =====

CONSOLIDATED RESULTS OF OPERATIONS

     Net Sales. Net Sales on a consolidated basis for the half year ended June 30, 1998 decreased by approximately $7.9 million as compared to the comparable period in 1997. This decrease was mainly attributable to a reduction in demand for Israel Tractor's products, and as regards, Investor, the difficult agricultural and commodity trading market.

     Gross Profit. Gross Profit on a consolidated basis for the half year ended June 30, 1998 decreased by approximately $1.3 million or approximately 5.1%, to approximately $23.4 million, or approximately 20.8% of Net Sales, from approximately $24.6 million, or approximately 20.4% of Net Sales, in the corresponding period in 1997. This decrease was mainly attributable to a reduction in demand for Israel Tractor's products, and reductions of margins in the Investor group, primarily in the agricultural sector.

     Operating income. Operating income on a consolidated basis for the half year ended June 30, 1998 decreased by approximately $486,000, or approximately 21%, to approximately $1.9 million, or approximately 1.6% of net sales, from approximately $2.3 million, or approximately 1.9% of Net Sales for the corresponding period in 1997. This decrease was principally due to the reasons stated in the Gross Profits section.

     Interest income. Interest income decreased for the half year by approximately $62,000, or approximately 6%, to approximately $979,000 due to the cash purchase of additional shares in Danubius Hotel & Spa Rt. (the "Hotel Company" or the "Danubius").

     Interest expense. Interest expense for the half year decreased by approximately $713,000, or approximately 29%, to approximately $1.8 million due to a decrease in bank loans.

     Income before Income Taxes and Minority Interest. Income before Income Taxes and Minority Interest in the first six months decreased by approximately $845,000, or approximately 23% to approximately $2.8 million in the first six months (representing approximately 2.5% of Net Sales for that period) from approximately $3.7 million for the corresponding period in 1997 (representing approximately 3% of Net Sales for that period).

     Minority Interests. Minority Interests in the half year increased by approximately $236,000.

     Net Income. Net Income for the half year decreased by approximately $1.4 million (or approximately 52%) to approximately $1.3 million (representing approximately 1.1 % of Net Sales for that period) from approximately $2.6 million for the corresponding period in 1997 (representing approximately 2.2% of Net Sales for that period).

     The table below sets forth for the six months ended June 30, 1998 and 1997 certain information with respect to the results of operations of the Company and its five principal business segments.

                                      Six Months Ended June 30, 1998
                                                                 Income before
                                                                Income Taxes and
                                        Net Sales               Minority Interest
                                    Amount          %           Amount         %
                                (In thousands)              (In thousands)

---------------------------------------------------------------------------------------
Vehicle sales and distribution         $ 6,353       5.6         $143          5.1
(Investor)
Export and import of agricultural       42,811      38.1         (653)       (23.2)
products (Investor)
Other Industries (Investor)                754       0.6        1,324         47.1

Tractors and heavy equipment            27,526      24.5          231          8.2

Agricultural, communications and        35,059      31.2        1,766         62.8
electrical equipment (Balton CP)
                                      --------     -----      -------       ------
                                      $112,503     100.0       $2,811        100.0
                                      ========                =======       ======

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                       Six Months Ended June 30, 1997
                                                                               Income before
                                                                             Income Taxes and
                                                 Net Sales                   Minority Interest
                                          Amount            %              Amount             %
                                            (In                        (In thousands)
                                        thousands)
---------------------------------       ---------------------------------------------------------------
Vehicle sales and distribution            $ 5,289           4.4            $(11)             (0.3)
(Investor)
Export and import of agricultural          54,649          45.4          (2,233)            (61.1)
products (Investor)
Other Industries (Investor)                   626           0.5           3,405              93.1

Tractors and heavy equipment               35,015          29.1             753              20.6

Agricultural, communications and           24,842          20.6           1,742              47.7
electrical equipment (Balton CP)
                                          -------         -----          ------             -----
                                         $120,421         100.0          $3,656             100.0
                                         ========         =====          ======             =====

     Investor

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary. General economic difficulties have contributed to a recession in Hungary, which has had a negative effect on Investor's business. Despite such conditions, following management's actions in reducing overhead costs and closing unprofitable operations, Investor has shown a profit for the first six months of 1998.

     Vehicle Sales and Service Segment

     o Net Sales for the six months ended June 30, 1998 increased by approximately $1,064,000, or approximately 20%, as compared to the corresponding period in 1997.

     o There was Income before Minority Interests and Income Taxes for the six months ended June 30, 1998 of $143,000 as compared to a loss of $11,000 in the corresponding period in 1997.

     The increase in Net Sales and in Income before Income Taxes and Minority Interests was primarily due to increased marketing activity resulting in more vehicles being sold, while maintaining the margin.

Export/Import and Processing/Storage of Agricultural Products Segment

o Net Sales for the six months ended June 30, 1998 decreased by approximately $11.8 million, or 21.7% as compared to the corresponding period in 1997, due to difficult market conditions.

o The Loss before Income Taxes and Minority Interest for the six months ended June 30, 1998 decreased by approximately $1.6 million to a net loss of $653,000. This decrease was primarily due to an increase in margin from milling activities and a lower cost base as a result of rationalization.


     Other Industries

o Net Sales for the six months ended June 30, 1998 increased by approximately $128,000, or approximately 20%, as compared to the corresponding period in 1997.

o There was a Profit before Income Taxes and Minority Interest of approximately $1.3 million for the six months ended June 30, 1998, compared to a profit of approximately $3.4 million for the six months ended June 30, 1997. This decrease is as a result of the 1997 figure having included non-recurring income.

      ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

o Net Sales for the six months ended June 30, 1998 decreased by approximately $7.5 million or approximately 21.3% as compared to the corresponding period in 1997, due to a reduction in demand for the Company's products.

o Income before Income Taxes and Minority Interest for the six months ended June 30, 1998 decreased by approximately $522,000, or approximately 69% as compared to the corresponding period in 1997 as a result of lower trading activity.

     BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT SEGMENT

o Net Sales for the six months ended June 30, 1998 increased by approximately $10.2 million, or approximately 41.1%, as compared to the corresponding period in 1997. This was due to the increased demand for the Company's products.

o Income before Income Taxes and Minority Interests for the six months ended June 30, 1998 increased by approximately $24,000 , or approximately 1.4% as compared to the corresponding period in 1997. This decrease was mainly due to an increase in operating activities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1998. At June 30, 1998, IIC Industries Inc., the parent company (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $27.4 million, including cash and cash equivalents of $6 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At June 30, 1998, Investor, Israel Tractor, and Balton had outstanding short-term indebtedness of approximately $3.2 million, $1 million and $3.4 million, respectively.

     At June 30, 1998, Investor, Israel Tractor and Balton had unused lines of short-term credit of approximately $8.9 million, $5.3 million and $7.7 million, respectively.

     During the first half of 1998, Investor, Israel Tractor and Balton made capital expenditures of $665,000; $213,000; and $1.4 million, respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds.

     At June 30, 1998, the Company had no significant capital commitments.

INFLATION
     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 1997 and during the first half of 1998, and therefore did not significantly affect operations in that country. Furthermore, the devaluation of the Israeli shekel against the U.S. Dollar for the six months of 1998 was at an annual rate of 7%.

     Significant rates of inflation persisted in the African countries where Balton CP operates, triggering significant devaluations of local currencies.

YEAR 2000 COMPLIANCE

     The Company has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with year 2000 compliance. The Company believes that all software and hardware requirements to enable it to cope with year 2000 issue have been or being currently implemented. However, there can be no assurance that unanticipated costs will not arise in implementing these requirements.

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



Date:  August 14, 1998
                                               IIC INDUSTRIES, INC.



                                               By: /s/ Fortunee F. Cohen
                                                   ----------------------------
                                                   Fortunee F. Cohen, Secretary