Form 10-Q
period 1998-09-30
IIC INDUSTRIES INC
filed 1998-11-16
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                        Commission file number: 811-854

                              IIC Industries, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                 13-567594
-------------------------------------------    ---------------------------------
    (STATE OF OTHER JURISDICTION OF                (IRS IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                       NUMBER)

  420 Lexington Avenue; New York, N.Y.                     10170
-------------------------------------------    ---------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at October 31, 1998.

                             FINANCIAL INFORMATION

FINANCIAL STATEMENTS

                                                     Page
                                                     ----
Consolidated Balance Sheets
at September 30, 1998
and December 31, 1997                                  3

Consolidated Statements of Income
for the Nine Months Ended
September 30, 1998 and September 30, 1997              5

Consolidated Statements of Income
for the Three Months Ended
September 30, 1998 and September 30, 1997              6

Consolidated Statements of Cash Flows
for the Nine Months Ended
September 30, 1998 and September 30, 1997              7

Notes to Consolidated Financial
Statements                                             8


                     IIC Industries, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          1998             1997
                                                      ------------     ------------
                      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                            $9,522           $22,781
    Accounts receivable, net                             37,957            37,487
    Inventories (Note C)                                 36,892            44,859
    Other current assets                                  5,588            10,484
                                                      ---------        ----------
         Total current assets                            89,959           115,611

RESTRICTED CASH                                                               211

PROPERTY AND EQUIPMENT, NET                              35,121            29,585

INVESTMENTS IN AND ADVANCES TO AFFILIATES                41,166            28,361

OTHER ASSETS                                              4,253             2,274
                                                      ---------        ----------
                                                       $170,499          $176,042
                                                      =========        ==========






       The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)

                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                       1998                 1997
                                                                   -------------         ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                  $26,587            $  22,301
    Bank loans                                                         13,243               23,490
    Current maturities of long-term debt                                   15                1,661
    Accrued expenses and other payables                                12,288               13,405
    Advances from customers                                             3,884                3,932
                                                                   ----------            ---------
         Total current liabilities                                     56,017               64,789

LONG-TERM DEBT, less current portion                                    3,267                1,508

DUE TO AFFILIATES                                                       1,429                1,692

OTHER LIABILITIES AND DEFERRED CREDITS                                  5,325                5,759

MINORITY INTEREST IN SUBSIDIARIES                                      14,748               15,149
                                                                   ----------            ---------
                                                                       80,786               88,897
CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value per share;
       authorized 7,200,000 shares; issued
       6,343,224 shares                                                 1,586                1,586
    Additional paid-in capital                                         22,941               22,941
    Retained earnings                                                 102,259               97,426
    Foreign translation adjustment                                    (34,348)             (32,083)
    Less treasury stock - at cost (649,752 shares)                     (2,725)              (2,725)
                                                                   ----------            ---------
                                                                       89,713               87,145
                                                                   ----------            ---------
                                                                     $170,499             $176,042
                                                                   ==========            =========


       The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                       1998                   1997
                                                                     --------               --------
Net sales                                                            $154,814               $178,582
Cost of sales                                                         120,489                141,872
                                                                     --------               --------
         Gross profit                                                  34,325                 36,710

Selling, general and administrative expenses                           31,507                 32,635
                                                                     --------               --------
         Operating income                                               2,818                  4,075
                                                                     --------               --------
Other income (expenses)
    Interest income                                                     1,165                  1,639
    Equity in earnings of affiliates                                    4,964                  3,950
    Foreign currency loss (Note B)                                       (600)                (1,938)
    Gain on sale of noncurrent assets, net                                245                  1,907
    Interest expense                                                   (2,136)                (3,590)
    Other, net                                                            566                    727
                                                                     --------               --------
         Income before income taxes and
             minority interest                                          7,022                  6,770

Income taxes                                                           (1,941)                  (753)
                                                                     --------               --------
         Income before minority interest                                5,081                  6,017

Minority Interest                                                        (248)                   110
                                                                     --------               --------
         NET INCOME                                                  $  4,833               $  6,127

Other comprehensive loss:

           Foreign currency translation adjustments                    (2,265)                (4,853)
                                                                     --------               --------
           COMPREHENSIVE INCOME                                      $  2,568               $  1,274
                                                                     ========               ========
Basic net income per common share                                    $   0.45               $   0.22
                                                                     ========               ========
Basic average number of common shares outstanding                   5,693,472              5,693,472
                                                                    =========              =========

        The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (dollar amounts in thousands, except share data)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                       1998                   1997
                                                                     --------               --------
Net sales                                                            $ 42,311               $ 58,161
Cost of sales                                                          31,338                 46,059
                                                                     --------               --------
         Gross profit                                                  10,973                 12,102

Selling, general and administrative expenses                           10,011                 10,369
                                                                     --------               --------
         Operating income                                                 962                  1,733
                                                                     --------               --------
Other income (expenses)
    Interest income                                                       186                    598
    Equity in earnings  of affiliates                                   3,312                  2,069
    Foreign currency (loss)  (Note B)                                    (310)                  (542)
    Gain on sale of noncurrent assets, net                                319                     80
    Interest expense                                                     (376)                (1,117)
    Other, net                                                            118                    293
                                                                     --------               --------
         Income before income taxes and

             minority interest                                          4,211                  3,114

Income taxes                                                              453                    439
                                                                     --------               --------
         Income before minority interest                                3,758                  3,553

Minority Interest                                                        (182)                   (60)
                                                                     --------               --------
         NET INCOME                                                  $  3,576               $  3,493

Other comprehensive income:

           Foreign currency translation adjustments                        47                 (1,117)
                                                                     --------               --------
           COMPREHENSIVE INCOME                                      $  3,623               $  2,376
                                                                     ========               ========
Basic net income per common share                                    $   0.64               $   0.42
                                                                     ========               ========
Basic average number of common shares outstanding                   5,693,472              5,693,472
                                                                    =========              =========


       The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         (dollar amounts in thousands)

                                                                       NINE MONTHS ENDED SEPTEMBER
                                                                     -------------------------------
                                                                       1998                   1997
                                                                     --------               --------
Net cash provided by operating activities                              $3,639                $ 4,002
                                                                     --------               --------
Cash flows from investing activities
    Purchase of subsidiary shares, net of cash acquired                (1,738)                  (325)
    Purchase of property and equipment                                 (3,502)                (3,413)
    Purchase of investments                                           (13,041)                (2,159)
    Advances to affiliates                                             (2,000)
    Purchase of other assets                                               (2)                   (26)
    Proceeds on disposal of property and equipment                      1,367                  1,987
    Proceeds on disposal of investments                                   108                    203
    Restricted cash                                                       211                  7,029
                                                                     --------               --------
         Net cash (used in) provided by investing activities          (18,597)                 3,296
                                                                     --------               --------
Cash flows from financing activities
    Issuance of long-term debt                                            844                  1,096
    Payments on long-term debt                                           (211)
    Net receipts (payments) of short-term bank loans                    1,242                 (6,424)
                                                                     --------               --------
         Net cash provided by (used in) financing activities            1,875                 (5,328)

Effect of exchange rate on cash                                          (176)                  (640)
                                                                     --------               --------
         Net (decrease) increase  in cash and cash equivalents
           during the period                                          (13,259)                 1,330

Cash and cash equivalents at beginning of period                       22,781                 17,211
                                                                     --------               --------
Cash and cash equivalents at end of period                              9,522                $18,541
                                                                     ========               ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                        $1,824                 $3,417
       Income taxes                                                     1,743                  2,614



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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997 and the results of operations and cash flows for the nine months ended September 30, 1998 and September 30, 1997.

NOTE B - FOREIGN CURRENCY EXCHANGE

     Investor Rt ("Investor"), a majority-owned subsidiary, uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at balance sheet exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders' equity.

     The Israel Tractors and Equipment Company Limited ("Israel Tractor"), a wholly-owned subsidiary, uses the US dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted, or to which it is linked. Balton C.P. Limited ("Balton"), a majority-owned subsidiary, uses the US dollar as the functional currency for some of its operations, since the subsidiaries in Nigeria, and Zambia operate in hyperinflationary economies. These subsidiaries translate monetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Adjustments resulting from the translation of these entities are included in results of operations. The remaining Balton subsidiaries, which operate in Ghana, Tanzania, Uganda, Kenya and the Cote D'Invoire, use the local currencies, as their functional currency and translate all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and record adjustments resulting from the translation in a separate component of shareholders' equity.

     Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)

NOTE C - INVENTORIES

     Inventories are as follows:

                                     SEPTEMBER 30,          DECEMBER 31,
                                         1998                    1997
                                     ------------           ------------
          Raw materials                    $3,957              $  5,826
          Work-in-progress                    887                   519
          Finished goods                   32,048                38,514
                                     ------------           ------------
                                          $36,892               $44,859
                                     ============           ============

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

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $7.4 million.

NOTE E - INVESTMENT IN AFFILIATE

     At September 30, 1998, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 37% at a cumulative cost of approximately $38 million. Danubius owns a number of hotels in Hungary and specializes in spa facilities. At September 30, 1998, the quoted market value of the Company's effective investment was approximately $40,500,000.

                     IIC Industries, Inc. and Subsidiaries

                                  (UNAUDITED)

NOTE E (continued)

Accordingly, the Company accounted for this investment under the equity method at September 30, 1998. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.

The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:

                                 SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                 ------------------       ------------------
     Current assets                         $45,215                  $38,045
     Noncurrent assets                      144,344                  153,136
     Current liabilities                     16,126                   19,241
     Noncurrent liabilities                  50,356                   52,953
     Stockholders' equity                   123,077                  118,987


                                  NINE MONTHS ENDED       NINE MONTHS ENDED
                                 SEPTEMBER 30, 1998      SEPTEMBER 30, 1997
                                 ------------------       ------------------
     Sales                                  $86,534                 $84,469
     Operating income                        22,594                  17,492
     Net income                              15,246                  14,523


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

     The Company has three primary areas of operation with respect to its subsidiaries:
     (a)      Investor and its subsidiaries in Hungary
     (b)      Israel Tractor in Israel
     (c) Balton CP and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Kenya, Uganda and the Ivory Coast.

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

RESULTS OF OPERATIONS

              The table below sets forth for the nine months ended September 30, 1998 and 1997 certain information with respect to the results of operations of the Company and its principal subsidiaries.

NINE MONTHS ENDED                NET SALES               GROSSF PROFIT       INCOME (LOSS) BEFORE       NET INCOME (LOSS)
-----------------           ------------------       --------------------      INCOME TAXES AND      -----------------------
SEPTEMBER 30, 1998                                                            MINORITY INTERESTS
------------------                                                           --------------------
                             AMOUNT         %         AMOUNT          %       AMOUNT          %         AMOUNT        %
                             ------        ---        ------         ---      ------         ---        ------       ---
                         (IN THOUSANDS)           (IN THOUSANDS)          (IN THOUSANDS)            (IN THOUSANDS)
IIC Industries Inc.               --        --              --        --      $(117)        (1.7)       $(144)       (3.0)
(parent company)

Israel Tractors &            $41,254      26.6         $11,571      33.8          42         0.6         (525)      (10.8)
Equipment Co. (Israel)

Balton CP Group               49,934      32.3          13,541      39.4       2,480        35.3          827        17.1
(Africa)

Investor RT Group             63,626      41.1           9,213      26.8       4,617        65.8        4,675        96.7
(Hungary)                     ------      ----           -----      ----       -----       -----        -----        ----
                            $154,814     100.0         $34,325     100.0     $7,022        100.0       $4,833       100.0
                            ========     =====         =======     =====     =======       =====       ======       =====



NINE MONTHS ENDED                NET SALES               GROSSF PROFIT       INCOME (LOSS) BEFORE       NET INCOME (LOSS)
-----------------           ------------------       --------------------      INCOME TAXES AND      -----------------------
SEPTEMBER 30, 1997                                                            MINORITY INTERESTS
------------------                                                           --------------------
                             AMOUNT         %         AMOUNT          %       AMOUNT          %         AMOUNT        %
                             ------        ---        ------         ---      ------         ---        ------       ---
                         (IN THOUSANDS)           (IN THOUSANDS)          (IN THOUSANDS)            (IN THOUSANDS)
IIC Industries Inc.            --          --              --        --         $56          0.8           $24       0.4
(parent company)

Israel Tractors &            $52,011      29.1         $14,391      39.2       1,676        24.8         1,271      20.7
Equipment Co. (Israel)

Balton CP Group (Africa)      36,552      20.5          11,333      30.9       1,955        28.9           768      12.5

Investor RT Group             90,019      50.4          10,986      29.9       3,083        45.5         4,064      66.4
(Hungary)                     ------      ----          ------      ----       -----       -----         -----      ----

                            $178,582     100.0         $36,710     100.0     $6,770        100.0        $6,127     100.0
                            ========     =====         =======     =====     =======       =====        ======     =====


CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

     Net Sales. Net Sales on a consolidated basis for the nine months ended September 30, 1998 decreased by approximately $23.8 million or approximately 13.3%, as compared to the comparable period in 1997. This decrease was mainly attributable to a reduction in demand for Israel Tractor's products and the rationalization of Investor's agricultural commodity trading activities.

     Gross Profit. Gross Profit on a consolidated basis for the nine months ended September 30, 1998 decreased by approximately $2.4 million or approximately 6.5%, to approximately $34.3 million, or approximately 22.2% of Net Sales, from approximately $36.7 million, or approximately 20.6% of Net Sales, in the corresponding period in 1997. This decrease was mainly attributable to the reasons stated in the Net Sales section.

     Operating income. Operating income on a consolidated basis for the nine months ended September 30, 1998 decreased by approximately $1.3 million, or approximately 31%, to approximately $2.8 million, or approximately 1.8% of net sales, from approximately $4.1 million, or approximately 2.3% of Net Sales for the corresponding period in 1997. This decrease was principally due to the reasons stated in the Gross Profits section.

     Interest income. Interest income decreased for the nine months ended September 30, 1998 by approximately $474,000, or approximately 29%, from the corresponding period in 1997, to approximately $1 million due to the investment of its cash for additional shares in Danubius Hotel & Spa Rt. (the "Hotel Company" or the "Danubius").

     Interest expense. Interest expense for the nine months ended decreased by approximately $1.5 million or approximately 41% from the corresponding period in 1997, to approximately $2.1 million due to an decrease in bank loans.

     Income before Income Taxes and Minority Interest. Income before Income Taxes and Minority Interest for the first nine months ended increased by approximately $250,000, or approximately 3.7 %, to approximately $7 million in the first nine months (representing approximately 4.5 % of Net Sales for that period) from approximately $6.8 million for the corresponding period in 1997 (representing 3.8 % of Net Sales for that period).

     Minority Interests. Minority Interests for the nine months ended increased by approximately $360,000, from the corresponding period in 1997, as a result of higher income.

     Net Income. Net Income for the nine months ended September 30, 1998 decreased by approximately $1.3 million (or approximately 21%) to approximately $4.8 million (representing approximately 3.1 % of Net Sales for that period) from approximately $6.1 million for the corresponding period in 1997 (representing approximately 3.4% of Net Sales for that period).

     The table below sets forth for the nine months ended September 30, 1998 and 1997 certain information with respect to the results of operations of the Company and its five principal business segments.

                                 NINE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                   INCOME BEFORE                                    INCOME BEFORE
                                                 INCOME TAXES AND                                 INCOME TAXES AND
                                NET SALES        MINORITY INTEREST          NET SALES             MINORITY INTEREST
                          -------------------  --------------------   ----------------------   -----------------------
                              AMOUNT       %      AMOUNT          %       AMOUNT          %        AMOUNT          %
                          (IN THOUSANDS)       (IN THOUSANDS)         (IN THOUSANDS)           (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
Vehicle sales and            $10,057      6.5       $200       2.8        $8,368       4.7           $49         0.7
distribution (Investor)

Export and import of          52,238     33.8       (321)     (4.6)       80,535      45.1        (2,146)      (31.7)
agricultural products
(Investor)

Other Industries               1,331      0.8      4,621      65.9         1,116       0.6         5,236        77.3
(Investor)

Tractors and heavy            41,254     26.6         42       0.6        52,011      29.1         1,676        24.8
equipment
(Israel Tractor)

Agricultural,                 49,934     32.3      2,480      35.3        36,552      20.5         1,955        28.9
communications and
electrical equipment
(Balton CP)

                            --------    -----     ------     -----      --------     -----        ------       -----
                            $154,814    100.0     $7,022     100.0      $178,582     100.0        $6,770       100.0
                            ========    =====     ======     =====      ========     =====        ======       =====



         INVESTOR
         --------

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary. General economic difficulties have contributed to a recession in Hungary, which has had a negative effect on Investor's business. Despite such conditions, because of management's actions in reducing overhead costs and closing unprofitable operations, Investor has remained profitable for the first nine months of 1998.

     Vehicle Sales and Service Segment
     ---------------------------------

     o Net Sales for the nine months ended September 30, 1998 increased by approximately $1.7 million, or approximately 20.2%, as compared to the corresponding period in 1997.

     o There was a Profit before Minority Interests and Income Taxes for the nine months ended September 30, 1998 of $200,000 as compared to a profit of $49,000 in the corresponding period in 1997.

         The increase in Net Sales and Income before Income Taxes and Minority Interests was primarily due to increased marketing activities resulting in more vehicles being sold, while maintaining margins.

     Export/Import and Processing/Storage of Agricultural Products Segment
     ---------------------------------------------------------------------

     o Net Sales for the nine months ended September 30, 1998 decreased by approximately $28.3 million, or approximately 35.1%, as compared to the corresponding period in 1997. The decrease in Net Sales was primarily due to difficult market conditions and the rationalization of activities, including, in particular, the sale of the agricultural commodity trading business.

     o Loss before Income Taxes and Minority Interest for the nine months ended September 30, 1998 decreased by approximately $1.8 million, or approximately 85% as compared to the corresponding period in 1997. This decrease was mainly attributable to a lower cost base as a result of rationalization, together with an increase in profitability from milling activities.

     Other Industries
     ----------------

     o Net Sales for the nine months ended September 30, 1998 increased by approximately $215,000, or approximately 19%, as compared to the corresponding period in 1997 due to activity in the warehouse and storage business.

     o There was a Profit before Income Taxes and Minority Interest of approximately $4.6 million for the nine months ended September 30, 1998, compared to a profit of approximately $5.2 million for the nine months ended September 30, 1997. This decrease is as a result of non-recurring income of $1.8 million in 1997.

         ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT
         ----------------------------------------------------

     o Net Sales for the nine months ended September 30, 1998 decreased by approximately $10.8 million or approximately 20.68% as compared to the corresponding period in 1997, due to a reduction in demand for the Company's products.

     o Income before Income Taxes and Minority Interest for the nine months ended September 30, 1998 decreased by approximately $1.6 million, or approximately 97% as compared to the corresponding period in 1997 as a result of lower trading activity.

         Balton CP: Agricultural, Communications and Electrical Equipment
                    Segment
         ----------------------------------------------------------------

     o Net Sales for the nine months ended September 30, 1998 increased by approximately $13.4 million, or approximately 36.6%, as compared to the corresponding period in 1997. This was due to increased demand for the Company's products.

     o Income before Income Taxes and Minority Interests for the nine months ended September 30, 1998 increased by approximately $525,000 million, or approximately 26.9 % as compared to the corresponding period in 1997. This increase was due to an increase in operating activities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1998. At September 30, 1998, IIC Industries Inc., the parent company (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $24.8 million, including cash and cash equivalents of $5.6 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At September 30, 1998, Investor, Israel Tractor and Balton had outstanding short-term indebtedness of approximately $4.1 million, $3.3 million, and $5.8 million, respectively.

     At September 30, 1998, Investor, Israel Tractor and Balton had unused lines of short-term credit of $12.2 million, $3 million, and $5.2 million, respectively.

     During the first nine months of 1998, Investor, Israel Tractor, and Balton made capital expenditures of $1,365,000; $56,000; and $2,081,000 , respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At September 30, 1998, the Company had no significant capital commitments.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 1997. The devaluation of the Israeli shekel against the U.S. Dollar for the first nine months of 1998 was at an annual rate of 11.5%, and subsequently, the devaluation has increased to 25%

     Significant rates of inflation persisted in the African countries where Balton CP operates, triggering significant devaluations of local currencies.

YEAR 2000 COMPLIANCE

     The Company has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with Year 2000 compliance. The Company believes that all software and hardware requirements to enable it to cope with year 2000 issue have been or being currently implemented. However, there can be no assurance that unanticipated costs will not rise in implementing these requirements.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 1998

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

Date:            , 1997
     ------------
                                              IIC INDUSTRIES, INC.

                                              By:
                                                  ----------------------------
                                                  Fortunee F. Cohen, Secretary

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the period covered by this report.

EXHIBIT NO.       DESCRIPTION

    27            Financial Data Schedule