Form 10-K
period 1998-12-31
IIC INDUSTRIES INC
filed 1999-04-21
CIK 52741

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998

                                       OR

    [ ]    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

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

       Registrant's telephone number, including area code: (212) 297-6132



        Securities registered pursuant to Section 12(b) of the Act: NONE


TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
        N/A                                              N/A

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.25 PAR VALUE
                         -----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of March 31, 1999 was $13,552,055 based on the average of bid and asked quotations for the Common Stock on that date, as reported by the NASDAQ Automated Quotation System.

         The number of shares outstanding of the Registrant's Common Stock, as of March 31, 1999: 5,693,472.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      N/A

-------------------------------------------------------------------------------

                              IIC INDUSTRIES, INC.

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS




Part I
          Item 1.  Business...................................................................   1
          Item 2.  Properties.................................................................  13
          Item 3.  Legal Proceedings..........................................................  14
          Item 4.  Submission of Matters to a Vote of Security Holders........................  15

Part II
          Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......  16
          Item 6.  Selected Financial Data....................................................  17
          Item 7.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations..................................................  18
          Item 7A. Quantitative and QualitativeDisclosure about Market Risk...................  30
          Item 8.  Financial Statements and Supplementary Data................................  31
          Item 9.  Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure...................................................  31

Part III
          Item 10.  Directors and Executive Officers of the Registrant........................  32
          Item 11.  Executive Compensation....................................................  33
          Item 12.  Security Ownership of Certain Beneficial Owners and Management............  34
          Item 13.  Certain Relationships and Related Transactions............................  36

Part IV
          Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K...........  37

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

      The Company's holdings in Balton and Investor were acquired as part of the Company's transition to an operating company and in connection with the Company's deregistration application. The Company acquired 51% of Balton and made certain loan advances to Balton in May 1991 for approximately $3.5 million in total acquisition costs (of which $1.5 million has been refunded). In addition, in January 1992, the Company purchased a 60% interest (equivalent to 70% after adjusting for treasury stock and unpaid shares) in Investor for approximately $34 million, with an option to purchase an additional 20% for $11.3 million. The option was never exercised, but in December 1994, in settlement of various claims against the sellers, the Company acquired an additional 23% interest for the sum of approximately $900,000. At December 31, 1998, the Company owned a 99% interest in Investor.

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

      Between February 1995 and January 1996, Investor, through its 78% owned subsidiary, Interag, RT ("Interag') acquired a 29% equity interest in Danubius Hotel & Spa RT ("Danubius Hotel") for a purchase price of approximately $19.5 million. See, below under "Investor-Interag." The Company purchased a 8.1% equity interest in Danubius Hotel for approximately $9.2 million and an additional 7.8% of Interag for $1 million. During 1998, Israel Tractor purchased a 4.2% interest for approximately $8 million. At December 31, 1998, the Company's effective interest in Danubius is approximately 37%.


INVESTOR

               General

      Investor was founded by the Hungarian Trade Ministry in 1989 in order to function as a quasi-owner of certain state owned trading companies. In July 1990, it was converted into a company with share ownership.

      Investor is primarily a holding company with subsidiaries engaged in a variety of activities in Hungary. Investor's principal subsidiaries are Agrimpex RT ("Agrimpex"), in which Investor has a 63% interest, and Interag, in which Investor has a 78% interest. In addition, Investor has small minority investment positions in some Hungarian companies. In 1998, Interag continued the rationalization of certain unprofitable operations.

      At December 31, 1998, Investor and its subsidiaries, and Danubius Hotel employed a total of 6,675 persons.


               Agrimpex

      Until 1998, as more fully described below, Agrimpex, imported and exported a wide variety of agricultural products (excluding livestock) operating through a domestic and foreign business network, including agents and commercial representatives in various countries throughout the world. The main products traded include cereals (wheat, corn and barley), vegetable oils, oil seeds, sugar, legumes and proteins.

      In May 1993, Agrimpex, through its newly-formed, wholly-owned subsidiary, Agrimill RT ("Agrimill"), acquired the assets of a business engaged in the processing of agricultural products.

      Agrimill's business includes four flour mills, four compound feed plants, a rice mill and extensive storage facilities in silos and warehouses. Its main business involves the production and supply of flour which is sold through retail outlets in the area and the sale of animal feed to local farmers.

      In September 1995, Agrimpex, together with its wholly-owned subsidiary Agrimill purchased 93.5% of Viktoria RT, a Company engaged in the processing of agricultural products. Viktoria's business includes flour mills, one compound feed plant, one corn flaking plant,a port facility on the Danube and extensive storage facilities in silos and warehouses. Its main business is in the production of flour and animal feeds, which are sold on the local domestic market.

      At the beginning of 1996, Agrimpex was reorganized, so that the company itself became a holding company and the trading activity was transferred into a newly formed and 100% owned company called Agrimpex Commodities Kft. (Limited Liability Company). The objective was to establish a realistic structure for the group and to limit the exposure from the trading activity. In 1997 Agrimpex Commodities suffered significant losses due to poor management in a time of difficult market conditions. In January 1998, the Board of Agrimpex changed the complete management of the company and later that year, 90% of Agrimpex Commodites was sold and a loss of $250 thousand was recognized.

      In October 1996, Agrimpex entered into a joint venture, in which it had a 51% ownership to expand its trade in the northern part of Hungary. The new company, Agrimont supplies the farmers with basic inputs for production and was authorized to purchase the crop, which was traded by Agrimpex afterwards. Agrimont had a difficult year in 1997 due to unfavorable market conditions, so Agrimpex sold its stake in May 1998 and a gain of $22 thousand was recognized.

      In 1997 and 1998, a rationalization of Agrimill's and Vikoria's business was carried out, involving a new management structure whereby Vikoria's facilities were rented to Agrimill, which took full responsibility for operations. In addition, in order to reduce costs and to achieve a more efficient utilization of facilities, two flour mills and three compound feed plants were mothballed, one flour mill was fully rented and the rice mill was closed.

      After the loss of 1997 and as a consequence of decisions in connection with the group's reorganization and change of profile, the Agrimpex Group operated with a profit of HUF 148 million in the second half of 1998 and was able to recoup its loss of the first half of 1998. The Group's continuing activities realized a profit before taxation of $1.1 million in 1998. The Group achieved these results during difficult market circumstances, and accordingly, significantly strengthened its position against its competitors. ......

      Agrimpex has a 50% interest in Harmashatarhegyi Udvarhaz (the other 50% is owned by Interag), a company which operates a restaurant in Budapest.

      In November 1997, the Danube port and a silo were contributed to a joint venture, DP Invest, as contribution in kind with the result that the Company acquired a 50% interest in DP Invest. (See details of this business in the next section.)

Interag

      Interag now operates as a holding company. Following a significant reorganization in 1993, the investments of Interag and its subsidiaries are now primarily involved in the hotel industry, car dealerships, service and repair of vehicles and property management. Interag is also involved in trading of food products utilizing a cold storage facility and the distribution of power products. In addition, Interag has certain small minority investments.

      The car business operates through several dealerships and service stations, mainly in Budapest. Interag acts as a dealer for Suzuki, Peugeot and Daewoo.

      In February 1995, Interag concluded the purchase of a 17.3% interest in Danubius Hotel, and to date, has increased its holdings to approximately 29% at a total cost of approximately $19.5 million.

      Danubius Hotel, a company listed on the Budapest Stock Exchange, owned and/or managed, ten major hotels comprising approximately 2,000 rooms. An additional eleven hotels comprise the smaller Beta Hotels Chain. It owns the Hilton Hotel in the historic old town of Budapest and two hotels, the Grand and Thermal, on Margaret Island, a famous island on the River Danube in Budapest. Hotel Gelbert, which was only managed by Danubius Hotel, was bought in 1996 and shareholding in another spa hotel, Helia, was increased to 100%.

      The Danubius Hotel chain, including several spa hotels, is the foremost of its kind in Hungary and attracts many tourists from Western Europe and further afield. Its occupancy rate of 68.4% in 1996, increased to 69.5% in 1997, and to 71.1% in 1998.

      The management of Interag was particularly attracted to this investment by its strong asset base and because of its substantial income from foreign currency.

      During 1996, negotiations were held with a view to Danubius Hotel acquiring a controlling stake in the HungarHotels chain. After an official tender, an 85% share was acquired by Danubius Hotel in beginning of 1997. The purchase price was approximately $45 million. The HungarHotels chain consists of fourteen hotels, of which seven hotels are in Budapest. The chain has a capacity of 1,105 rooms in 4-star hotels and 2,346 rooms in 3-star hotels. During 1997, Danubius acquired an additional 14% of the HungarHotels chain, and as of today, owns nearly 100% of the shares. The occupancy rate in 1997 and 1998 was 55.7% and 52.7%, respectively. In 1998, the average revenue achieved per room increased significantly.

      During 1997 and 1998, the operation and structure of the two hotel chains were rationalized. More specifically, the purchasing , technical development and marketing functions were centrally organized and coordinated. As a result, a major improvement in operating profit was achieved. From January 1st , 1999, the final reorganization was implemented, whereby all head office activities were merged and separate property and hotel management companies were established in line with recognized international practice in the hotel industry.

      In 1997, Interag directly acquired a 50% ownership in two companies, ATI Depo and DP Invest. ATI Depo is involved in public and other warehousing business and operates one freehold warehousing site and nine rented ones. DP Invest is a real estate holding company, whose holdings are rented by ATI Depo.

      In 1998, Interag bought the remaining 50% of the shares of ATI Depo and DP Invest for $3.5 million. The basic strategy of the management is to develop this network by establishing logistic centers utilizing the locations of the warehouses all over the country.



               Governmental Regulation

      Hungary made all current account items convertible on January 1st, 1996 when the Foreign Exchange Law came into force. Accordingly, on January 2nd, 1996, the IMF acknowledged that Hungary was in compliance with Article VIII of the Articles of Association.

      Many liberalization measures have already been adopted or their timing has been accepted by the Hungarian Government. The underlying principle has remained the same as at the time of the establishment of the Foreign Exchange
Law: first, transactions with longer maturities, then-- after the relatively significant interest differentials between Hungary and its partners have decreased- transactions with shorter maturaties have been or will be liberalized. Companies with foreign participation may keep their initial hard currency share capital in the currency of the investment. Dividends, net of withholding tax and consideration received on the sale of shares may be repatriated in the original currency of investment without restrictions or the need for approval. Businesses can convert Hungarian Forints into another currency to import goods provided sufficient Forint funds are available. Services rendered within Hungary should be paid for in Forints and Hungarian companies may not conduct trade among themselves in foreign currency.

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

         From 1997, the 23% supplementary tax was abolished, and profits will be subject to a linear tax levied at 18%. A typical dividend tax at 20% was introduced, which is subject to the provisions of the double taxation treaties.


         Dividend tax is not payable on:

                  o distributions to Hungarian resident companies- unless the distribution is made in cash;
                  o dividends reinvested by foreign shareholders directly into existing or new Hungarian companies;
                  o increase in share capital if the capital was increased from 1995 or 1996 profits and the decision is made before May 31st, 1997 and reported to the Court of Registration ... before June 30th, 1997, and the increase is maintained for three calendar years; or
                  o 1997 and 1998 dividends, if the source of the dividend payment is pre-1995 profits.


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

         The economic stabilization program launched in Spring 1995 bought about a genuine turn in the Hungarian economy, rapidly improving equilibrium position and debt service indicators of the country. Although the restrictive measures had substantial economic and social costs, (drastic decline in real wages, fiscal adjustment, transitory rise in the rate of inflation), the significant improvement of the economic fundamentals avoided the necessary economic stabilization in a later period, under less favorable external conditions and with even more economic and social sacrifice. The stability of the Hungarian economy, of the domestic capital markets and of the Forint justified the adjustment program especially in 1998, when during a global economic crisis in emerging markets, international investors reduced their willingness to assume risk in the emerging markets. In Hungary, however, after a temporary period of capital flight, business returned to normal with foreign investors.The exchange rate of the Forint regained its strength, interest rates reverted to their downward trend, propensity to save was maintained and the corporate sector continued to build up net borrowings. Foreign direct capital continues to flow into the Hungarian market.

         The Hungarian economy had performed better than expected in 1998, with a growth rate of 5%. The main reasons for the growth rate were an approximately 23% growth in exports, an approximately 14% increase in investments and an approximately 4.5% increase in consumption. One of the most significant achievements of 1998 was the reduction of the inflation rate to 10.3%, which was well below the target rate. For the first time in a decade, inflation fell markedly for three successive years, particularly in 1998, while the rate of economic growth accelerated and external equilibrium remained stable. While approximately a quarter of the 8% decrease in inflation from 1997 was caused by external factors, (i.e. a decline in world market prices), the bulk of the fall resulted from the strong performance of the economy and strong fiscal discipline.

         Regarding the outlook for 1999, the forecast is for real economic growth of 3-4%, a current account deficit of approximately $3 billion, and a rate of inflation of less than 10% by the end of the year.




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

         The former opposition parties (socialists and liberals) won the second free elections in June 1994. When their mandate expired in May 1998, Fidesz-Hungarian Civic Party won the free election. They formed the new government along with the Hungarian Democratic Forum and the Smallholders' Party.

         Hungary is pursuing political as well as economic integration with Western Europe, including membership in the European Community ("EC"). The timing of Hungary's accession to full EC membership will depend on political developments and the continued restructuring and development of

Hungary's economy, and will require the approval of all EC member nations. Hungary is among the six countries with which the EC started detailed negotiations in April 1998. Hungary became a full member of NATO in March 1999. At the time of filing the 1998 Form 10-K, the Kosovo crisis continues. The effect of the crisis on the Hungarian economy, (a neighboring country to Yugoslavia), and the particular businesses being operated by the Company is inconclusive since the crisis is in its early stages.


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

         Israel Tractor serves a large number of customers in Israel, approximately 55% of whom are in the construction business and 18% of whom are in the mining business. For the year ended December 31, 1998, approximately 70% of the total sales were of Caterpillar tractors, parts and service, 14% were of Navistar trucks, and Bobcat and Ingersol-Rand equipment were 8% each. Israel Tractor faces competition from other distributors of tractors and heavy equipment, as most manufacturers of such equipment operate in Israel through dealers.

         Israel Tractor's current agreement with Caterpillar was entered into in April 1992. The agreement may be terminated without cause, which may occur upon six months notice by either party, or for cause by Caterpillar upon the occurrence of certain events (such as bankruptcy, insolvency, cessation of business by the dealer, or default on financing agreements with Caterpillar). Israel Tractor's current agreement with Navistar is on an annual basis commencing in January 1997 and may be terminated prior to expiration by mutual consent of the parties, upon 60 days' written notice by either party, or for cause by Navistar upon the occurrence of certain events (such as default in the payment of obligations to Navistar, insolvency or change of corporate control or management of the dealer).

         At December, 1998, Israel Tractor employed 298 persons.

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

         The immediate impact was felt in the residential construction sector which became a locomotive for the economy for almost three years. Housing starts, doubled in 1990 and doubled again in 1991, thus quadrupling the 1989 level. Later, the strain put on an already deteriorating infrastructure brought about a dramatic expansion in activity which saw a 26% rise in expenditures in 1992, followed by a further rise of 34% in 1993 and 20% in 1994. This activity includes road construction, water and sewage works, electric and telecommunication facilities, among others. This had a beneficial effect on the trade of Israel Tractor.

         1997 was a year of contrasting economic developments. A particularly favorable development was the rise of only 7% in the consumer price index, the lowest since the 3.9% increase recorded in 1969. In addition, the current account deficit fell by some two billion dollars, from $5.3 billion in 1996 to $3.5 billion in 1997, a reasonable level of 3.5% of GDP. On the other hand, the year was notable for a serious slowdown in the GDP growth rate, to only 2.1% in 1997 compared with 4.5% in 1996 and an annual average of 6% during the years 1992 to 1995. This slowdown was accompanied by a large rise in the unemployment rate to an average of 7.8% in 1997, compared with 6.7% in 1996.

         These developments were heavily affected by the policy of severe monetary restraint as reflected by an average real interest rate of 5.3% and 7% in 1996 and 1997, respectively. Fiscal constraint also increased, resulting in an aggregate budget deficit of only 2.4% of GDP in 1997 compared with 3.6% in 1996.

         The government's economic policy is based on the priority of reducing inflation to Western European levels (currently 1% to 2%). The achievement of this objective is expected to make a higher pace of growth. Targeting these low levels of inflation will lead to a persistently severe policy of monetary and fiscal constraint during the coming years. This will prevent growth in infrastructure investment, and the exchange rate adjustment necessary for remedying the appreciation of the shekel.

         In 1998, the Israeli economy generally worsened. GDP grew by only 1.9%, unemployment continued to rise and reached a level of 8.8%. However, the balance of payments current account deficit was substantially improved to $1.5 billion. In the area of inflation, until August 1998, it appeared then that an annual inflation rate of only 4% would be acheived for 1998. But the large depreciation of the Shekel during August to October led to higher inflation during the later half of 1998. As a result, the inflation rate for 1998 was 8.6%, which was at the middle of the targeted range of inflation that was set at the middle of 1997.

         The results of the policy maintained in the Israeli economy were clearly reflected by the continuing large downturn in non-housing investment for the second consecutive year. Investment in fixed assets dropped by 4.1% after falling by 3% in 1997. Although construction investment in the area of infrastructure increased by 10%, this increase was not enough to compensate for the reduced investment in housing and in non-residential construction. As a result, total investment in construction works, including infrastructure, decreased by 4%.

         Non-housing investment, which includes machinery and equipment, transportation equipment, intangible assets and non-residential construction, fell by 0.7% in 1998. A particularly large decrease of 23% was recorded in investment in land transportation vehicles. In its most recent published estimates, the Government began to include within its category of fixed assets, investment in intangible assets, which manly consists of software. During the last years, this item has grown at an annual average rate of 17%, and obviously led to an upward adjustment of data. Investment in infrastructure and development rose by 10.2% in 1998, following a decrease of 1.5% in 1997. Investment in roads, which account for 40% of investment in infrastructure and development, grew by approximately 15% in 1998.

         We believe that the policy of monetary restraint will be maintained in 1999 in an attempt to achieve a low 4% level of inflation. Apprehension over the possible failure to adhere to the targeted budget deficit, whether due to the elections to be held in May 1999, the waiting period until the formation of the new government or to lower than planned tax revenue, will serve as a pretext for maintaining this policy.

         BALTON

         General

         Balton is a management and holding company serving its African subsidiaries which operate in Nigeria, Zambia, Ghana, Kenya, Tanzania, Uganda and Cote D'Ivoire. These subsidiaries are located in and organized under the laws of the jurisdiction where they operate. The subsidiary in Cote D'Ivoire was first registered in 1997 and commenced trading on April 7th, 1997. Balton controls the financial and commercial activities of its subsidiaries and acts as a trading house for its subsidiaries and customers in other African countries maintaining contact with suppliers, manufacturers, shipping companies, and banks.

         The primary subsidiaries of Balton are Amiran Ltd. ("Amiran Zambia"), Dizengoff Ghana Ltd. ("Dizengoff Ghana"), Amiran Kenya Ltd. ("Amiran Kenya"), Balton Tanzania, Ltd. ("Balton Tanzania"), Dizengoff W.A. (Nigeria) Ltd. ("Dizengoff Nigeria"), Balton BV-DWA Nigeria Ltd. ("Balton (Nigeria)"), Balton
(U) Ltd. Uganda ("Balton Uganda") and Balton SNES ("Balton Cote D'Ivoire").

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

         During the first quarter of 1994, Balton Nigeria commenced preliminary work for the construction and installation of a water treatment plant and related facilities in Katsina, Nigeria, pursuant to a contract with the Nigerian Ministry. Work on this contract continued during 1995 and 1996 but at a slower pace than specified by the contract agreement due to insufficient funding from the client. A substantial portion of the work has been subcontracted. By November 1996, the original period for completion of the total contract expired and the work completed amounted to approximately 20% of the total contract. The Nigerian Ministry has agreed that the company complete the project at a remaining, revised, contract price of $76 million. Completion of this project is subject to the political and economic risks associated with doing business in Nigeria, and is dependent upon the Nigerian Ministry's ability to fund the contract. No significant progress has been achieved on this contract during 1998. See Note B of Notes to Consolidated Financial Statements.

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

         At March 31, 1999, Balton and its subsidiaries and associated companies, employed a total of approximately 690 persons.

         Economic and Political Conditions in Africa

         The economic and political climate of the African countries may directly affect the transaction of business by Balton and its African subsidiaries. In particular, the currencies of the African countries where Balton transacts business have been subject to significant devaluation against the United States dollar. During 1998, there were significant devaluations in Zambia and Uganda, which resulted in foreign currency exchange losses. In addition, business activity in certain countries is subject to significant foreign exchange regulation as well as price verification.

         In addition, the economies of individual African countries may differ favorably or unfavorably from the U.S. economy in such respects as growth of gross domestic product, rate of inflation, currency depreciation, capital reinvestment, resources, self-sufficiency and balance of payments position. In particular, there were high rates of inflation during 1998 in the African countries where Balton transacts business. Further, the economies of African countries generally are heavily dependent upon international trade and, accordingly, may be adversely affected by trade barriers, exchange controls, managed adjustments in relative currency values and other protectionist measures imposed or negotiated by the countries with which they trade. These economies also may be adversely affected by economic conditions in the countries with which they trade.

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






FINANCIAL INFORMATION ABOUT INDUSTRY AND GEOGRAPHIC SEGMENTS

         For disclosure regarding the Company's business segments and geographic areas, see Note K of Notes to Consolidated Financial Statements filed under Item 8 of this Annual Report on Form 10-K (the "Report").

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


         Investor currently operates from an office building (located in Budapest), which is owned by Interag. Investor and Interag use 384 square meters of office space which is adequate for their current needs and the remaining part of the building (over 2500 square meters) is being rented to Danubius, HungarHotels and Agrimpex Commodities Kft. Interag continues to own or lease several properties which, following the reorganization of Interag are now utilized, principally by third parties, for retail operations. The other office building (total square meters of 2,900) comprising the former headquarters was refurbished in 1998 and sublet.

         Agrimpex leases office space in Budapest. Its Agrimill subsidiary owns a head office in Bekescsaba, 17 sites in Bekes County and leases one in Budapest from Investor. Agrimill's facilities in the aggregate are situated on 470,000 square meters of land and include 113,900 square meters in building space.

         Viktoria operates from a head office in Kecskemet, and owns 11 sites in Bacs-Kiscun County. The corn flaking plant was sold in 1998.

         ATI Depo and DP Invest lease office space in Budapest. Warehousing sites owned and used by them are located in Budapest, Gyor, Szabadbattyan, Pecs, Miskolc, Baja and Szajol.

         In 1998, Balton purchased, subject to finalizing, the office and warehouse space it utilizes in Cote d'Ivoire, and has long leasehold properties on which it pays peppercorn rentals in all of the African countries in which it opearates. In addition, Balton leases warehouse space in Dar Es Salaam, Tanzania and up country locations in Ghana, Tanzania and Uganda under annual leases.

         Balton leases various residential premises under annual leases for its expatriate employees. In addition, Balton rents office space from the parent undertaking CP Holdings Limited in Watford, England and office space in Tel Aviv, Israel from a company within the CP Holdings Limited Group, both under annual leases.


 ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's 1998 annual meeting of stockholders was held on October 29, 1998. At that meeting, the following proposals were submitted to the Company's stockholders: (1) election of the Company's current Board of Directors and (2) ratification of Grant Thornton LLP as independent accountants of the Company for the fiscal year ended December 31, 1998.

                  At the meeting, the Company's nominees for directors were elected. For Bernard Schreier 5,170,832 shares were voted for and 6,480 shares were voted against; for Michael Wreschner 5,170,856 shares were voted for and 6,456 shares were voted against; for John Smith 5,170,616 shares were voted for and 6,696 shares were voted against; for Leonard Goldfine 5,170,832 shares were voted for and 6,480 shares were voted against; for Wilfred Wyler, 5,170,832 shares were voted for and 6,480 were voted against; and for Alfred Simon 5,170,856 shares were voted for and 6,456 shares were voted against. The appointment of Grant Thornton LLP as the Company's independent accountants for the fiscal year ended December 31, 1998 was approved with 5,167,748 shares were voted for, and 6,408 shares being voted against.

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

PERIOD                             HIGH                     LOW
------                             ----                     ---
1997
----
1st quarter                        $ 9 3/4                  $ 9
2nd quarter                        $11 3/4                  $ 9 3/4
3rd quarter                        $11                      $10 3/4
4th quarter                        $11 1/4                  $10 1/4

1998
----
1st quarter                        $11 3/4                  $10 1/2
2nd quarter                        $11 1/2                  $ 9
3rd quarter                        $10 3/4                  $ 8
4th quarter                        $10 1/4                  $ 7 1/4

1999
----
1st quarter                        $11 1/2                  $ 9


         As of March 31, 1999, there were 1,450 record holders of the Company's Common Stock.

         The Company's policy has been to conserve cash for future operating and capital expenditures and accordingly, the Company does not plan to declare dividends in the foreseeable future. No dividend payments were made in 1996, 1997 or 1998.

         On March 3, 1998, the Company's Board of Directors declared a 4-for-1 stock split, which was distributed on March 16, 1998 to shareholders on record at the close of business on March 3, 1998. The above share prices have been retroactively restated to reflect the stock split.

 ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain consolidated financial data for the Company as at and for the years ended December 31, 1998, 1997, 1996, 1995, and 1994 which should be read in conjunction with the Consolidated Financial Statements (including the notes thereto) and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Report.

YEARS ENDED DECEMBER 31,                        1998        1997         1996        1995        1994
-----------------------                         ----        ----         ----        ----        ----
(IN THOUSANDS, EXCEPT  PER SHARE DATA)
Statement of Income Data:
Net sales.................................   $ 203,710    $ 239,617    $ 275,820    $ 280,921    $ 245,185
Gross profit..............................      48,651       48,388       65,227       60,946       51,512
Selling, general and administrative
 expenses                           ......      43,543       44,461       49,083       43,401       37,978
Operating income..........................       5,108        3,927       16,144       17,545       13,534
Other
 Interest income..........................       1,253        2,186        2,285        3,624        6,729
 Dividend income..........................          31           13           22          254          149
 Equity in earnings (loss) of
  affiliates..............................       4,361        4,156        4,230        3,823          (28)
 Foreign currency gain (loss).............      (2,563)      (2,453)        (263)        (385)       1,330
 Gain on sale of non-current assets.......         410        2,486        2,230        1,373        1,632
 Interest expense.........................      (2,776)      (4,753)      (4,100)      (4,764)      (4,705)
 Rental income............................       1.950        1,585        1,710        1,249        1,356
 Nonrecurring gain-settlement of
 warranty claim...........................                                                           6,746
 Other-net ...............................      (1,504)      (1,342)      (1,566)      (1,199)         573
 Income before minority interest and
 income taxes.............................       6,270        5,805       20,692       21,520       27,316
 Net income...............................       3,629        5,373       12,711       11,641       16,141
 Basic net income per common share........       $0.64        $0.94        $2.23        $2.04        $2.84
 Basic average number of common shares
 outstanding.......................... ...       5,693        5,693        5,693        5,693        5,693

AT DECEMBER 31,                                 1998        1997         1996        1995        1994
---------------                                 ----        ----         ----        ----        ----
(IN THOUSANDS)
Balance Sheet Data:
Working capital.............................   $ 36,329     $ 50,822    $ 47,464    $ 49,416     $ 67,576
Total assets................................    166,838      176,042     203,556     175,449      175,949
Short-term debt,  including current
maturities of  long term debt...............     11,964       25,151      35,838      17,046       21,539
Long-term debt, excluding current maturities      3,281        1,508       2,160       2,528        2,179
Total liabilities...........................     78,405       88,897      95,032      70,979       73,936
Minority interest in subsidiaries...........     14,738       15,149      20,494      22,171       24,643
Stockholders' equity........................     88,433       87,145      88,030      82,299       77,370

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
         The Company has three principal areas of operation with respect to its subsidiaries: Investor and its subsidiaries in Hungary; Israel Tractor in Israel, and Balton and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Kenya, Uganda and the Cote d'Ivoire.

         The Company has five principal business segments:
         (a)      vehicle sales and service;
         (b)      export/import and processing/storage of agricultural products
         (c)      the distribution of tractors and other heavy equipment
         (d) the sale of agricultural, communications and electrical equipment
         (e) other industries including retail and wholesale consumer products and corporate.

1998 Compared to 1997
                  The table below sets forth for 1998 and 1997 certain information with respect to the results of operations of the Company and its principal subsidiaries.


1998                              Net Sales             Gross Profit          Income before         Net Income (Loss)
----                              ---------             ------------         Income Taxes and       -----------------
                                                                            Minority Interests
                                                                            ------------------

                               Amount         %        Amount        %        Amount       %         Amount         %
                               ------         -        ------        -        ------       -         ------         -
                            (In millions)           (In millions)              (In               (In millions)
                                                                            millions)
IIC Industries Inc.                     --      --             --      --       $ (0.5)   (7.9)          $(0.6)    (16.7)
(parent company)

Israel Tractors &                    $57.8    28.4          $15.7    32.2           0.5     7.9           (0.3)     (8.3)
Equipment Co. (Israel)

Balton CP Group (Africa)              68.0    33.4           18.6    38.2           2.7    42.9             0.9      25.0

Investor RT Group                     77.9    38.2           14.4    29.6           3.6    57.1             3.6     100.0
(Hungary)                             ----    ----           ----    ----           ---    ----             ---     -----

                                    $203.7     100          $48.7     100          $6.3     100            $3.6       100
                                    ======     ===          =====     ===          ====     ===            ====       ===

1997                              Net Sales              Gross Profit           Income before      Net Income (Loss)
----                              ---------              ------------         Income Taxes and     -----------------
                                                                             Minority Interests
                                                                             ------------------

                               Amount         %         Amount         %       Amount       %       Amount        %
                               ------         -         ------         -       ------       -       ------        -
                            (In millions)            (In millions)               (In                  (In
                                                                              millions)            millions)
IIC Industries Inc.                     --      --               --      --         $0.6    10.3         $0.4      7.4
(parent company)

Israel Tractors &                    $67.7    28.2            $19.1    39.6          2.4    41.4          1.7     31.5
Equipment Co. (Israel)

Balton CP Group (Africa)              51.0    21.3             14.8    30.6          1.7    29.3          0.6     11.1

Investor RT Group                    120.9    50.5             14.4    29.8          1.1    19.0          2.7     50.0
(Hungary)                            -----    ----             ----    ----          ---    ----          ---     ----

                                    $239.6     100            $48.3     100         $5.8     100         $5.4      100
                                    ======     ===            =====     ===         ====     ===         ====      ===

                  The table below sets forth for 1998 and 1997 certain information with respect to the results of operations of the Company and its five principal business segments.

                                               1998                                                  1997
                                                               Operating                                              Operating
                           Net sales        Gross Profit    Income (Loss)        Net Sales         Gross Profit     Income (Loss)
                           ---------        ------------    -------------        ---------         ------------     -----------

                         Amount       %     Amount     %       Amount          Amount      %       Amount      %       Amount
                      (In millions)      (In millions)      (In millions)   (In millions)      (In millions)         (In millions)
-----------------------------------------------------------------------------------------------------------------------------------
Vehicle sales and          $13.7     6.7      $1.4     2.9         $0.1         $11.9      5.0      $1.5       3.1      $(0.1)
distribution
(Investor)

Export and import of        60.0    29.5      10.3    21.1          0.3         107.1     44.7      12.6      26.1       (0.5)
agricultural products
(Investor)

Other Industries             4.2     2.1       2.7     5.5        (2.4)           1.9      0.8       0.3       0.6       (2.2)
(Investor)

Tractors and heavy                                                  0.7                                                    2.3
equipment                   57.8    28.4      15.7    32.3                       67.7     28.2      19.1      39.6
(Israel Tractor)

Agricultural,                                                       6.4                                                    4.4
communications and          68.0    33.3      18.6    38.2                       51.0     21.3      14.8      30.6
electrical equipment
(Balton)
                          ------    ---      -----    ---          ----        ------     ---      -----      ----        ----
                          $203.7    100      $48.7    100          $5.1        $239.6     100      $48.3       100        $3.9
                          ======    ===      =====    ===          ====        ======     ===      =====      ====        ====





1997 Compared to 1996
----------------------
         The table below sets forth for 1997 and 1996 certain information with respect to the results of operations of the Company and its principal subsidiaries.

1997                              Net Sales              Gross Profit           Income before      Net Income (Loss)
----                              ---------              ------------        Minority Interests    ------------------
                                                                              and Income Taxes
                                                                             -----------------
                               Amount         %         Amount         %       Amount       %       Amount        %
                               ------         -         ------         -       ------       -       ------        -
                            (In millions)            (In millions)               (In                  (In
                                                                              millions)            millions)
IIC Industries Inc.                     --      --               --      --         $0.6    10.3         $0.4      7.4
(parent company)

Israel Tractors &                    $67.7    28.2            $19.1    39.6          2.4    41.4          1.7     31.5
Equipment Co. (Israel)

Balton CP Group (Africa)              51.0    21.3             14.8    30.6          1.7    29.3          0.6     11.1

Investor RT Group                    120.9    50.5             14.4    29.8          1.1    19.0          2.7     50.0
(Hungary)                            -----    ----             ----    ----          ---    ----          ---     ----
                                    $239.6     100            $48.3     100         $5.8     100         $5.4      100
                                    ======     ===            =====     ===         ====     ===         ====      ===

1996                              Net Sales              Gross Profit           Income before          Net Income
----                              ---------              ------------        Minority Interests        ----------
                                                                              and Income Taxes
                                                                             ------------------

                               Amount         %         Amount         %       Amount       %       Amount        %
                               ------         -         ------         -       ------       -       ------        -
                            (In millions)            (In millions)               (In                  (In
                                                                              millions)            millions)
IIC Industries Inc.                     --      --               --      --         $0.9     4.4         $0.8      6.3
(parent company)

Israel Tractors &                    $81.8    29.6            $24.2    37.1          6.3    30.4          4.8     37.8
Equipment Co. (Israel)

Balton CP Group (Africa)              57.3    20.8             18.4    28.2          8.9    43.0          2.9     22.8

Investor RT Group                    136.7    49.6             22.6    34.7          4.6    22.2          4.2     33.1
(Hungary)                            -----    ----             ----    ----          ---    ----          ---     ----

                                    $275.8     100            $65.2     100        $20.7     100        $12.7      100
                                    ======     ===            =====     ===        =====     ===        =====      ===


         The table below sets forth for 1997 and 1996 certain information with respect to the results of operations of the Company and its five principal business segments.

                                              1997                                                  1996
                                                               Operating                                             Operating
                           Net sales        Gross Profit    Income (Loss)        Net Sales        Gross Profit     Income (Loss)
                           ---------        ------------    ------------         ---------        ------------     ------------

                         Amount     %      Amount     %         Amount        Amount      %      Amount      %         Amount
                      (In millions)     (In millions)        (In millions) (In millions)      (In millions)         (In millions)
----------------------------------------------------------------------------------------------------------------------------------
Vehicle sales and          $11.9     5.0      $1.5     3.1       $(0.1)         $12.0      4.4      $1.7      2.6      $(0.2)
distribution
(Investor)

Export and import of       107.1    44.7      12.6    26.1        (0.5)         121.6     44.1      20.0     30.7         2.3
agricultural products
(Investor)

Other Industries             1.9     0.8       0.3     0.6        (2.2)           3.1      1.1       0.9      1.4       (2.2)
(Investor)

Tractors and heavy                                                  2.3          81.8     29.7      24.2     37.1         6.6
equipment                   67.7    28.2      19.1    39.6
(Israel Tractor)

Agricultural,                                                       4.4          57.3     20.7      18.4     28.2         9.6
communications and          51.0    21.3      14.8    30.6
electrical equipment
(Balton)
                         ------    -----     -----    ----        -----        ------     ----     -----     ----       -----
                         $239.6     100      $48.3     100         $3.9        $275.8      100     $65.2      100       $16.1
                         ======    ====      =====    ====        =====        ======     ====     =====     ====       =====



         1998 COMPARED TO 1997

         Net Sales. Net sales on a consolidated basis in 1998 decreased by $36 million as compared to 1997. This decrease was mainly attributable to a reduction in demand for Israel tractor's products and the rationalization of Investor's agricultural commodity trading business.

         Gross Profit. Gross Profit on a consolidated basis in 1998 increased by only $263 thousand or approximately 0.5%, to approximately $49 million, or approximately 24% of net sales, from approximately $48 million, or approximately 20% of net sales, in 1998. The increase in the gross margin percentage was due to the rationalization of Investor's agricultural commodity trading business.

         Operating income. Operating income on a consolidated basis in 1998 increased by approximately $1.2 million, to approximately $5.1 million, or approximately 2.5% of net sales, from approximately $3.9 million, or approximately 1.6% of net sales in 1998. This increase was principally due to higher sales and gross profit in Balton.

         Interest income. Interest income decreased in 1998 by approximately $900 thousand, or approximately 43%, to approximately $1.3 million, due to lower cash balances and lower rates of interest in the various countries of operations.

         Equity in earnings of affiliates Equity in earnings of affiliates increased in 1998 by $200 thousand, primarily due to the Danubius investment.

         Foreign currency gains and losses. There was a foreign currency net loss in 1998 of $2.6 million compared to a loss in 1997 of $2.5 million. This increase was primarily attributable to devaluations of local currency in Africa.

 In addition, the foreign translation adjustment loss (see stockholders' equity calculation) increased from approximately $32.1 million in 1997 to approximately $34.4 million in 1998 due primarily to the weakness of the various local currencies.

         Gain on sale of non-current assets. Gain on sale of non-current assets in 1998 decreased by approximately $2.1 million, to approximately $410 thousand. This decrease was primarily due to the sale of the remaining parcels of land to Shell in Hungary in 1997.

         Interest expense. Interest expense in 1998 decreased by approximately $2 million. This decrease is primarily due to an decrease in bank loans in Hungary.

         Income before income taxes, and minority interests. Income before income taxes and minority interests in 1998 increased by approximately $465 thousand, or approximately 8%, to approximately $6.3 million in 1998 (representing approximately 3.1% of net sales for that year) from approximately $5.8 million in 1997 (representing approximately 2.4% of net sales for that year).

         Minority interest. Minority interest in 1998 increased by approximately $1.5 million, due to higher income in Balton and the reduction of losses in Agrimpex.

         Income Taxes Income taxes in 1998 increased by approximately $700 thousand, or approximately 45% to $2.2 million in 1998. This increase was primarily due to the higher income in the year.

         Net Income Net income for 1998 decreased by $1.7 million from approximately $5.4 million in 1997 to approximately $3.6 million in 1998. The decrease is primarily due to the reduction in demand for Israel Tractor's products.


         Investor

         The operations of three of the Company's segments are conducted in Hungary through Investor. During 1998, Investor continued to rationalize certain unprofitable operations. See Item 1. Business - Investor.

                  Vehicle Sales and Service Segment

         o Net sales for 1998 increased by approximately $1.8 million or approximately 15%, as compared to 1997.

         o Gross Profit for 1998 decreased by approximately $100 thousand to approximately $1.4 million (representing 10.3% of net sales for such year) from approximately $1.5 million in 1997 (representing 13% of net sales for such year).

         o Operating income was approximately $100 thousand in 1998 and a loss of $100 thousand in 1997.

         The increase in net sales arose from increased marketing in the motor trade business.

                  Export/Import and Processing/Storage of Agricultural Products Segment

         o Net sales for 1998 decreased by approximately $47 million, or approximately 44%, as compared to 1997.

         o Gross Profit for 1998 decreased by approximately $2.3 million, or approximately 18% to approximately $10.3 million (representing 17.1% of net sales for such year) from approximately $12.6 million in 1997 (representing 12% of net sales for such year).

         o Operating income for 1998 increased by $800 thousand, or approximately 160%, to an operating income of $300 thousand from approximately an operating loss of $500 thousand in 1997.

     The decrease in net sales and gross profit was primarily due to the disposal of Agrimpex Commodities. The increase in operating income was primarily affected by the disposal of lossmaking activities and the rationalization of the milling companies.




                  Other Industries

         o Net sales for 1998 increased by approximately $2.3 million, or approximately 121%, as compared to 1997.

         o Gross Profit for 1998 increased by approximately $2.4 million, or approximately 800% to approximately $2.7 million (representing 64% of net sales for such year) from approximately $300 thousand in 1997 (representing 16% of net sales for such year).

         o        Operating loss for 1998 increased by $200 thousand.

      The increase in net sales and gross profits was due to the consolidation during the year of the warehousing and distribution business. The increase in the operating loss was primarily due to losses incurred at the warehousing and distribution business.


         Israel Tractor: Tractors and Heavy Equipment Segment

         o Net sales for 1998 decreased by approximately $9.9 million, or approximately 15% as compared to 1997, due to a reduction in demand for the Company's products.


         o Gross Profit for 1998 decreased by $3.4 million, or 18%, to $15.7 million (representing 27% of net sales for such year) from $19.1 million in 1997 (representing 28.2% of net sales for such year). This decrease was due the reduction in Sales.


         o Operating income for 1998 decreased by $1.6 million to $700 thousand (representing 1.2% of net sales for such year) from $2.3 million in 1997 (representing 3.4% of net sales for such year) as a result of lower trading activity.


Balton: Agricultural, Communications and Electrical Equipment Segment

         o Net sales for 1998 increased by $17 million, or approximately 33%, as compared to 1997 principally due to higher demand for the products.

         o Gross Profit for 1998 increased by $3.8 million, or approximately 26%, to $18.6 million (representing 27% of net sales for such year) from $14.8 million in 1997 (representing 29% of net sales for such year). This increase was due to the increase in Sales.

         o Operating income for 1998 increased by $2 million to $6.4 million, (representing 9.4% of net sales for such year) from $4.4 million in 1997. This increase was due to the increase in Sales or Gross Profit.


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


                  Other Industries

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


INCOME TAXES

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




LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1998. At December 31, 1998, the Company and its wholly-owned Israel Tractor subsidiary, had working capital of $27.7 million, including cash and cash equivalents of $6.5 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton Group) is generally not available for use by the Company or other subsidiaries (except to the extent paid to the Company as reimbursement for general overhead paid by the Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

    At December 31, 1998, Balton, Investor and Israel Tractor had outstanding short-term indebtedness of approximately $5.5 million, $5.1 million and $1 million, respectively. At December 31, 1998, Agrimpex and its subsidiaries, had credit lines of $11.3 million which are considered adequate for the present purposes of the business. At December 31, 1998, Israel Tractor & Balton had unused lines of short-term credit of $2.6 million and $5.9 million, respectively.

         Due to the weakness of the Hungarian currency and the current low rates of return on dollar deposits, the Company sought other investments. Between February 1995 and January 1996, approximately 2.87 HUF billion (approximately $25 million at exchange rates at the time of each purchase, and approximately $19.5 million at the current exchange rate ) was spent for the purchase of a 34.5% interest in Danubius Hotel. During 1998, Israel Tractor purchased an additional 4.2% interest for approximately $8 million. To date, the Company's effective interest is approximately 37%.

         The Investor Group made capital expenditures of approximately $2.1 million in 1998 for the purchase of property, vehicles and equipment from internally generated funds. In 1998, Balton and Israel Tractor made capital expenditures of approximately $2.2 million and $800 thousand, respectively, for the purchase of vehicles and equipment. Such expenditures were made from internally generated funds.


INFLATION

         Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had a result on Investor's financial condition. See Note A(10) of Notes to Consolidated Financial Statements.

         Inflation in Israel was moderate in 1998 and therefore did not significantly affect operations in that country. Furthermore, the devaluation of the Israeli shekel against the U.S. Dollar in 1998 was 17.6 %.

         Significant rates of inflation persisted in the African countries where Balton operates, triggering significant devaluations of certain local currencies.


NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect that the adoption of SFAS No. 133 will have a significant impact on the Company's results of operations.

YEAR 2000 COMPLIANCE

         In July 1996, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred.

The Company is in the process of conducting a comprehensive review of its systems, equipment, product and services, suppliers, customers and building facilities to identify its exposure to any adverse impact of Year 2000 non-compliance. The Company has implemented or will implement procedures that it deems necessary to safeguard the Company from computer-related issues associated with adverse effects as a result of improperly recognizing the millennial date change. Based upon its review and efforts to date, the Company believes that future external and internal costs to be incurred for the modification of internal-use software to address Year 2000 issues will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company believes, based upon its review and efforts to date, that external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues will not be material. These cost estimates include the costs of external contractors, non-capitalizable purchases of software and hardware, and the direct cost of internal employees working on Year 2000 projects. The Company's cost estimate does not include the cost of implementing contingency plans, which are in the process of being developed, and also does not include any potential litigation or warranty costs related to Year 2000 issues if the Company's remediation efforts are not successful.

The Company has undertaken a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that a majority of our most important suppliers are Year 2000 compliant, and the Company anticipates that most of its dealers will be Year 2000 compliant by mid-1999. The Company will continue to work with its remaining suppliers and its dealers throughout 1999 to secure Year 2000 compliance by December 31, 1999. Based on third-party representations and internal testing, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on the Company's financial position, cash flows or results of operations. For those suppliers and dealers that have not adequately responded to our Year 2000 concerns, we are following up to ultimately achieve an acceptable level of compliance within our supply chain. As there can be no assurance that an acceptable level of Year 2000 compliance will be achieved, the Company is in the process of developing contingency plans to address potential issues.

Based upon the Company's review and efforts to date, the Company currently anticipates completion of critical Year 2000 compliance issues by mid-1999, and the Company plans to continue integration testing throughout the balance of 1999. If the Company's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers and dealers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations. Factors that could cause actual results to differ include unanticipated supplier or dealer failures, disruption of utilities, transportation or telecommunications breakdowns, foreign or domestic governmental failures, as well as unanticipated failures on our part to address Year 2000 related issues. The Company's most reasonably likely worst case scenario in light of these risks would involve a potential loss in sales resulting from order, production and shipping delays throughout the Company's supply chain caused by Year 2000 related disruptions. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. The Company is in the process of developing Year 2000 contingency plans that will be designed to mitigate the impact on the Company if its Year 2000 compliance efforts are not successful. The targeted completion date for the Company's contingency planning is mid-1999. The Company's contingency plans may include the use of alternative systems and non-computerized approaches to our business including manual procedures for machine operation, collecting and reporting of its business information, as well as alternative sources of supply. At this time, the Company has not determined whether it will be necessary to stockpile inventory or supplies as part of its contingency planning.

The information included in this "Year 2000" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with year 2000 compliance. The Company believes that all software and hardware requirements to enable it to cope with year 2000 issue have been or are being currently implemented. However, there can be no assurance that unanticipated costs may arise in implementing these requirements.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1998, the income from the Company's Hungarian, African and Israeli subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which floats against a basket of two currencies (the U.S. dollar and the European Currency Unit) underwent devaluations against the U.S. dollar at the rate of 7% during 1998. Since the beginning of 1999, the Hungarian currency has been further devalued by approximately 8% against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain of African countries such as Zambia and Uganda operate in hyper-inflationary economies, and. the Israeli shekel devalued 17.6% against the U.S. dollar in 1998, even though the devaluation was modest in previous years. See Notes A(10) and I of Notes to Consolidated Financial Statements filed under Item 8 of this Report.

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

At December 31, 1998, Israel Tractor had foreign currency forward contracts, with notional values of $2 million, to purchase and sell Israeli shekels. All of the contracts matured in January 1999.

Current pricing models were used to estimate the fair values of foreign currency forward contracts, and call options. The counterparties to these contracts are creditworthy multinational commercial banks or other financial institutions, which are recognized market makers.


DISCLOSURE ABOUT INTEREST RATE RISK

          The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 1999, although there can be no assurances that interest rates will not significantly change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and required financial statement schedules of the Company are located beginning on page F-1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors and Executive Officers of the Company and certain executive officers of its subsidiaries are as follows:

Name                                Age                       Position with the Company
----                                ---                       -------------------------
Bernard Schreier                    80                        Chairman of the Board, President and Director

Fortunee F. Cohen                   71                        Secretary

Michael M. Wreschner                54                        Director, Assistant Secretary

Leonard Goldfine                    82                        Director

John E. Smith                       50                        Director

Wilfred Wyler                       91                        Director

Alfred L. Simon                     58                        Director

Jozsef Ferenc Polgar                56                        Chief Executive Officer of
                                                              Investor

Zvi Borowitsh                       61                        Managing Director of Israel
                                                              Tractor

Moshe Gershi                        47                        General Manager of Balton

         Bernard Schreier has been the Chairman of the Board and a Director of the Company since August 6, 1989, and has been President of the Company since October 25, 1989. Mr. Schreier serves as Chairman of the Board and Managing Director of the CP Holdings Limited group of companies and is a director of Bank Leumi (UK) PLC. CP Holdings Limited is an affiliate which wholly owns the majority stockholder of the Company.

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

         John E. Smith was appointed a Director of the Company on October 29, 1998. Mr. Smith is an executive director of the CP Holdings Limited group of companies. CP Holdings Limited is an affiliate which wholly owns a majority stockholder of the Company.

         Leonard Goldfine has been a Director of the Company since October 6, 1976 and served as Vice President of the Company from December 1982 to August 1985. In the past five years, Mr. Goldfine has had the following positions: Director of Development Corporation for Israel (Underwriter for State of Israel bonds), Chairman of the Board and Director of Tensiodyne Corporation (a scientific materials testing company) (1986-1989).

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


ITEM 11.  EXECUTIVE COMPENSATION

         Mr. Bernard Schreier was not given any compensation from the Company for serving as Chairman of the Board and President in 1998. No executive officer of the Company was paid compensation equal to or exceeding $100,000 in 1998.

         In November 1989, the Company entered into an agreement with CP Holdings Limited ("CP Holdings") pursuant to which the Company pays CP Holdings $4,000 per month in reimbursement of amounts paid by CP Holdings to certain officers of the Company for time spent working for the Company. In addition, the Company's subsidiaries paid CP Holdings an aggregate of $1.05 million in management fees for management services in 1998. CP Holdings beneficially owns approximately 77.2% of the Company's Common Stock.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 31, 1999, concerning the ownership of the Common Stock by (a) each of the Company's current directors and nominees, (b) all current directors, officers and significant employees of the Company as a group, and (c) each person who, to the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock. Except as otherwise indicated, the stockholders listed in the table have the sole voting and investment power with respect to the shares indicated.


=================================================================================================================
                                                                                     Shares of
 Name and Address of                                                               Common Stock           Percent
 Beneficial Owner                                                               Beneficially Owned       of Class
-----------------------------------------------------------------------------------------------------------------
 Bernard and Lilly Schreier                                                         4,393,371(1)           77.2%
 Heriots
 Stanmore Common
 Middlesex HA7 3HG England
-----------------------------------------------------------------------------------------------------------------
 The Estate of Gideon Schreier                                                      4,461,371(2)           78.4%
 Kensworth House
 The Lynch, Nr Kensworth
 S Beds LU6 3QZ, England
-----------------------------------------------------------------------------------------------------------------
 Michael M. Wreschner                                                              4,393,371 (3)           77.2%
 10 Raleigh Close
 Hendon
 London NW4 2TA, England

-----------------------------------------------------------------------------------------------------------------
 John E. Smith                                                                     4,393,371 (3)           77.2%
 10 Bearswood End
 Beaconsfield, Buckinghamshire HP9 2NR England
-----------------------------------------------------------------------------------------------------------------
 Leonard Goldfine                                                                             800               *
 1424 Melrose Avenue
 Melrose Park, PA 19027
-----------------------------------------------------------------------------------------------------------------
 Wilfred Wyler                                                                               -0-              __
 333 Central Park West
 New York, New York  10025
-----------------------------------------------------------------------------------------------------------------
 Alfred L. Simon                                                                             -0-               *
 334 West 87th Street, Apt 6A
 New York, New York  10024
-----------------------------------------------------------------------------------------------------------------
 Fortunee F. Cohen                                                                         96(4)               *
 1967 East 1st Street
 Brooklyn, New York  11223
-----------------------------------------------------------------------------------------------------------------
 Kenyon Phillips Limited/                                                          4,393,371 (5)           77.2%
 CP Holdings Limited
 CP House, Otterspool Way,
 Watford By-Pass,
 Watford WD2 8HG England
-----------------------------------------------------------------------------------------------------------------
 Jozsef Ferenc Polgar                                                                        -0-               *
 1133 Budapest
 Ipoly,Utca 5/F
 Hungary
-----------------------------------------------------------------------------------------------------------------
 Moshe Gershi                                                                                -0-              __
 65 The Vale
 London NW II



-----------------------------------------------------------------------------------------------------------------
 Zvi Borowitsh                                                                               -0-              __
 8 Hamanor Street
 P.O.B. 214 Holon
 58101 Israel
-----------------------------------------------------------------------------------------------------------------
 All directors and officers as a                                                       4,462,267           78.4%
 group (7 persons)
=================================================================================================================

-------------


(1) Represents 4,393,371 shares of Common Stock beneficially owned by CP through its wholly owned subsidiary Kenyon Phillips Ltd ("Kenyon").

(2) Includes 68,000 shares of Common Stock for The Estate's account and 4,393,371 shares of Common Stock beneficially owned by CP through its wholly owned subsidiary Kenyon.

(3) Represents 4,393,371 shares of Common Stock beneficially owned by CP through its wholly owned subsidiary Kenyon. Mr. Wreschner and Mr. Smith are directors of CP.

(4)       Represents 96 shares of Common Stock beneficially owned by Fortunee
          F. Cohen, as custodian for Joyce Cohen and Elliott Cohen, who each own 48 shares of Common Stock.

(5) Kenyon beneficially owns an aggregate of 4,393,371 shares of Common Stock of the Company, constituting 77.2% of the Company's outstanding voting securities. According to the Schedule 13D filed by Kenyon, it is owned and controlled by CP. The Company is also informed that 90% of CP's voting securities is owned either beneficially or as trustees of family trusts, and CP is controlled, by Bernard and Lilly Schreier.


* Represents beneficial ownership of less than 1% of the Common Stock of the Company.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to an agreement with CP Holdings, the Company pays CP Holdings $4,000 per month in reimbursement of amounts paid by CP Holdings to certain officers of the Company for time spent working for the Company. In addition, the Company's subsidiaries paid CP Holdings an aggregate of $1.05 million in management fees for management services in 1998.

         During 1998 and 1997, Israel Tractor purchased machinery and equipment, which at the request of the supplier, was channeled through CP. For the rendering of this service, CP received a fee of 2% of the purchases, or approximately $287,000 and $292,000, respectively. The fee was used to cover administration, financing, and dealings with the major supplier.

See also Note H to the Consolidated Financial Statements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

IIC INDUSTRIES INC. AND SUBSIDIARIES

(a)(1)  Financial Statements                                                                                   Page
Financial Statement Index

Report of Independent Certified Public Accountants..............................................................F-1

Consolidated Balance Sheets as at
December 31, 1998 and December 31, 1997.........................................................................F-2

Consolidated Statements of Income for the
years ended December 31, 1998, 1997 and 1996....................................................................F-4

Consolidated Statement of Stockholders' Equity
for the years ended December 31, 1998, 1997 and 1996............................................................F-5

Consolidated Statements of Consolidated Cash Flows
for the years ended December 31, 1998, 1997 and 1996............................................................F-6

Notes to Consolidated Financial Statements......................................................................F-8

(a)(2)  Financial Statement Schedules

Schedule II - Valuation Allowance Accounts.....................................................................F-32

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this report.


(c) DANUBIUS  HOTEL & SPA, RT. AND SUBSIDIARIES

Report of Ernst & Young .......................................................................................F-34

Consolidated Balance Sheets at December 31, 1998 and December 31, 1997 ........................................F-35

Consolidated Statements of Income for the years ended December 31, 1998 and 1997...............................F-36

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 1998 and 1997.................................................................F-37

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997...........................F-38

Notes to Consolidated Financial Statements.....................................................................F-39

(d)  Exhibits

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

27                 Financial Data Schedule

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
    IIC INDUSTRIES, INC.


We have audited the accompanying consolidated balance sheets of IIC Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IIC Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flow for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II of IIC Industries, Inc. and Subsidiaries for the years ended December 31, 1998, 1997 and 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.






GRANT THORNTON LLP


New York, New York
March 25, 1999

                     IIC Industries, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,
                (dollar amounts in thousands, except share data)




                                       ASSETS                                                    1998                  1997
                                                                                              ---------             -------
CURRENT ASSETS
    Cash and cash equivalents                                                                   $10,957             $  22,781
    Accounts receivable, net of allowances for doubtful                                          34,797                37,487
       accounts of $3,023 in 1998 and $3,043  in 1997
    Inventories, net                                                                             32,603                44,859
    Deposits                                                                                      2,000
    Other current assets                                                                          8,143                10,484
                                                                                                 ------              --------

         Total current assets                                                                    88,500               115,611



RESTRICTED CASH                                                                                     367                   211


PROPERTY AND EQUIPMENT, NET                                                                      34,738                29,585


INVESTMENTS                                                                                      40,585                28,361


OTHER ASSETS                                                                                      2,648                 2,274
                                                                                               --------             ---------

                                                                                              $ 166,838              $176,042
                                                                                               =========              =======









The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                                  December 31,
                (dollar amounts in thousands, except share data)

                        LIABILITIES AND STOCKHOLDERS' EQUITY                                     1998                  1997
                                                                                             ----------            --------
CURRENT LIABILITIES
    Accounts payable                                                                      $      18,492             $  22,301

    Bank loans                                                                                   11,609                23,490
    Current maturities of long-term debt                                                            355                 1,661
    Accrued expenses and other payables                                                          13,813                11,243
    Due to related parties                                                                        3,247                 2,162
    Advances from customers                                                                       4,655                 3,932
                                                                                              -----------           ---------

         Total current liabilities                                                               52,171                64,789


LONG-TERM DEBT, less current portion                                                              3,281                 1,508


DUE TO AFFILIATES                                                                                 1,738                 1,692


OTHER LIABILITIES AND DEFERRED
    CREDITS                                                                                       6,477                 5,759


MINORITY INTERESTS                                                                               14,738                15,149
                                                                                              ---------              --------
                                                                                                 78,405                88,897
                                                                                              ---------              --------
COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share; authorized
       7,200,000 shares; issued 6,343,224 shares                                                  1,586                 1,586
    Additional paid-in capital                                                                   22,941                22,941
    Retained earnings                                                                           101,055                97,426
    Accumulated other comprehensive loss                                                        (34,424)              (32,083)
    Less treasury stock - at cost (649,752 shares)                                               (2,725)               (2,725)
                                                                                              ----------            ---------

                                                                                                 88,433                87,145
                                                                                              ----------             --------

                                                                                              $ 166,838              $176,042
                                                                                               =========              =======

The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,
         (dollar amounts in thousands, except share and per share data)


                                                                             1998                1997                  1996
                                                                          ----------          ----------              -------
Net sales                                                                   $203,710            $239,617             $275,820
Cost of sales                                                                155,059             191,229              210,593
                                                                            --------             -------              -------

         Gross profit                                                         48,651              48,388               65,227

Selling, general and administrative expenses                                  43,543              44,461               49,083
                                                                           ----------           --------             --------

         Operating income                                                      5,108               3,927               16,144
                                                                           ----------          ---------             --------

Other income (expense)
    Interest income                                                            1,253               2,186                2,285
    Dividend income                                                               31                  13                   22
    Equity in earnings of affiliates                                           4,361               4,156                4,230
    Foreign currency loss                                                     (2,563)             (2,453)                (263)
    Gain on sale of noncurrent assets                                            410               2,486                2,230
    Interest expense                                                          (2,776)             (4,753)              (4,100)
    Rental income                                                              1,950               1,585                1,710
    Other, net                                                                (1,504)             (1,342)              (1,566)
                                                                           -----------         ---------            ---------

                                                                               1,162               1,878                4,548
                                                                              -------          ---------            ---------

         Income before income taxes and
           minority interest                                                   6,270               5,805               20,692

Income taxes                                                                   2,207               1,519                5,046
                                                                            ---------           --------             --------

         Income before minority interests                                      4,063               4,286               15,646

Minority interests                                                              (434)              1,087               (2,935)
                                                                         -------------         ---------            ---------

         NET INCOME                                                        $   3,629          $    5,373            $  12,711
                                                                               =====               =====               ======


Basic net income per common share                                             $0.64               $0.94                $2.23
                                                                               ====                ====                 ====

Basic average number of common shares
    outstanding                                                            5,693,472           5,693,472            5,693,472
                                                                           =========           =========            =========


The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1997 and 1996
                (dollar amounts in thousands, except share data)


                                                                                        Accumulated
                                                     Additional                           other
                                        Common         paid-in        Retained        comprehensive    Treasury
                                         stock         capital        earnings             loss         stock              Total
                                        -------      ----------      -----------       ------------  ------------      ------------
Balance at January 1, 1996              $1,586          $22,941         $79,342          $(18,845)      $(2,725)          $82,299

Comprehensive income (loss):
     Net income                                                          12,711                                            12,711
     Foreign translation adjustment                                                        (6,980)                         (6,980)
                                                                                                                       ------------
                                                                                                                            5,731
                                        -------      ----------      -----------       ------------  ------------      ------------

Balance at December 31, 1996             1,586           22,941          92,053           (25,825)       (2,725)           88,030

Comprehensive income (loss):
     Net income                                                           5,373                                             5,373
     Foreign translation adjustment                                                        (6,258)                         (6,258)
                                                                                                                       ------------
                                                                                                                             (885)
                                        -------      ----------      -----------       ------------  ------------      ------------

Balance at December 31, 1997             1,586           22,941          97,426           (32,083)       (2,725)           87,145

Comprehensive income (loss):
     Net income                                                           3,629                                             3,629
     Foreign translation adjustment                                                        (2,341)                         (2,341)
                                                                                                                       ------------
                                                                                                                            1,288
                                        -------      ----------      -----------       ------------  ------------      ------------


BALANCE AT DECEMBER 31, 1998         $   1,586         $ 22,941        $101,055          $(34,424)      $ (2,725)      $  (88,433)
                                      =========         =======        ========        ============  ============       ==========


The accompanying notes are an integral part of this statement.

                     IIC Industries, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,
                         (dollar amounts in thousands)



                                                                                   1998             1997             1996
                                                                                 --------         --------          -------
Cash flows from operating activities
    Net income                                                                  $ 3,629           $  5,373         $ 12,711
                                                                                 -------           -------          -------
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
         Depreciation                                                             3,428              3,555            3,253
         Amortization                                                                25                 67               75
         Equity in (earnings) of affiliates, net
           of dividends                                                          (4,361)            (4,156)          (4,230)
         Minority interest                                                         (434)            (1,087)           2,935
         Gain on sale of noncurrent assets                                          410             (2,486)          (2,230)
         Foreign currency loss                                                    2,563              2,453              263
         Changes in operating assets and liabilities, net of effects of acquisition and dispositions of businesses:
               Accounts receivable                                                2,165              3,122          (13,339)
               Inventories                                                        7,983             12,012          (20,880)
               Advances to subcontractors                                                                             1,054
               Other assets                                                         405                 64             (188)
               Accounts payable and accrued expenses                              4,426             (3,932)           7,772
               Advances from customers                                              372             (7,018)           1,681
                                                                               --------            --------        --------

              Total adjustments                                                  17,030              2,594          (23,834)
                                                                                --------           -------          -------

              Net cash provided by (used in)
                 operating activities                                            20,659              7,967          (11,123)
                                                                                --------           -------          -------

Cash flows from investing activities
    Purchase of subsidiaries, net of cash acquired                               (3,668)              (359)          (2,510)
    Purchase of property and equipment                                           (5,092)            (5,264)         (10,636)
    Purchase of  investments                                                    (12,993)            (3,730)          (1,713)
    (Purchase) sale of other assets                                              (1,984)               234               74
    Deposits                                                                      2,000
    Advances (to) from affiliates                                                   (56)               158              (71)
    Proceeds on disposal of property and equipment                                1,600              2,733            3,178
    Proceeds on disposal of investments                                             717              2,549            1,558
    Restricted cash                                                                (156)             8,145           (2,637)
    Redemption of notes and loan receivable                                          94                389              196
                                                                             ----------           --------        ---------

              Net cash (used in)  provided by
                 investing activities                                           (19,538)             4,855          (12,561)
                                                                               ----------          -------          -------




The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                            Years ended December 31,
                         (dollar amounts in thousands)



                                                                                  1998               1997             1996
                                                                                --------           --------         -------
Cash flows from financing activities
    Issuance of long-term debt                                                   $1,240          $     911       $      422
    Principal payments on long-term debt                                         (2,641)              (100)            (381)
    Net (payments) receipts of short-term bank loans                            (11,799)            (6,766)          23,074
                                                                                --------           -------          -------

              Net cash (used in) provided by
                 financing activities                                           (13,200)            (5,955)          23,115
                                                                                --------           -------           ------

              (Decrease) increase in cash and cash
                equivalents during the year before
                effect of exchange rate on cash                                 (12,079)             6,867             (569)

Effect of exchange rate on cash                                                     255             (1,297)          (1,634)
                                                                              ---------            -------         --------

              (Decrease) increase in cash and cash
                 equivalents during the year                                    (11,824)             5,570           (2,203)

Cash and cash equivalents at beginning of year                                   22,781             17,211           19,414
                                                                                 ------             ------          -------

Cash and cash equivalents at end of year                                        $10,957            $22,781         $ 17,211
                                                                                ========            ======          =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                                  $ 2,336           $  5,976        $   6,077
      Income taxes                                                                2,170              3,457            3,225














The accompanying notes are an integral part of these statements.

                     IIC Industries, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Nature of Business and Principles of Consolidation

         IIC Industries, Inc. and Subsidiaries ("IIC" or the "Company") is a majority-owned subsidiary (77%) of a corporation which is wholly-owned by CP Holdings Limited ("CP").

         The consolidated financial statements include the accounts of IIC and all material majority-owned subsidiaries, except where control does not rest with the Company. All material intercompany transactions and balances have been eliminated. IIC is a holding company with subsidiaries in three principal geographic areas: (1) Investor Rt. ("Investor"), a 99%-owned Hungarian holding company which engages in a variety of commercial activities in Hungary, (2) Israel Tractor, a wholly-owned Israeli corporation which distributes tractors and related heavy machinery in Israel, and (3) Balton C.P. Limited ("Balton"), a 51%-owned English holding company with African subsidiaries engaged in the trading business in several African countries.

         Investor's principal subsidiaries are Agrimpex RT ("Agrimpex" - 63%-owned) and Interag RT ("Interag" - 78%-owned). Agrimpex is primarily engaged in flour milling and animal feed manufacture. Interag is a diversified company whose principal activities consist of a 29% interest in Danubius Hotel & Spa RT. ("Danubius") (see Note E), and the operation of motor dealerships, vehicle service and repair centers and a cold storage facility.

     2.  Revenue Recognition

         Revenues from the sale of motor vehicles, tractors and heavy equipment are recognized at the time they are shipped to customers. Service revenues from maintenance and repairs are recognized in the period in which they are performed.

         Other revenues are recognized when substantially all the risks and rewards of ownership are transferred to the purchaser.


     3.  Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less when purchased.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996



NOTE A (CONTINUED)

     4.  Inventories

         Inventories are stated at the lower of cost (specific identification for heavy machinery or first-in, first-out) or market values.


     5.  Valuation of Long-Lived Asset

         The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at December 31, 1998.


     6.  Property, Plant and Equipment

         Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method at rates calculated to write off the cost of the asset over its expected economic useful life. The rates are as follows:

                                                                       Annual
                                                                     percentage
                                                                     ----------
                           Buildings                                    2 - 4 %
                           Machinery and equipment                     10 - 20
                           Furniture and fixtures                      10 - 20
                           Motor vehicles                              15 - 25

         Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.


     7.  Investments

         Investments in affiliates (owned greater than 20% but not in excess of 50%) and noncontrolled subsidiaries are recorded under the equity method. Under such method, the investment is recorded at cost and adjusted by the Company's share of earnings or losses less distributions.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996



NOTE A (CONTINUED)

     8.  Long-Term Contracts

         Income on long-term contracts is measured by using the percentage-of-completion method of accounting, based on the costs incurred to date compared with total estimated costs. Income is recognized upon the attainment of specific contract milestones. Full provision is made for losses on all contracts in the year in which they are first foreseen.


     9.  Income Taxes

         The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods. The effect on deferred taxes of a change in tax rate is recognized in income in the period that included the enactment date.


     10. Foreign Currency Exchange

         Investor uses the local currency, the Hungarian forint, as its functional currency and all assets and liabilities are translated at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation as a separate component of stockholders' equity and comprehensive income. The translation adjustments for 1998, 1997 and 1996 were approximately $2.3 million, $6.3 million and $7.0 million, respectively.

         Israel Tractor uses the U.S. dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted or to which it is linked.

         Balton uses the U.S. dollar as the functional currency. In 1997 and 1996, most of the African subsidiaries operated in hyperinflationary economies. These subsidiaries translate monetary assets and liabilities at year-end exchange rates and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Gains and (losses) resulting from the translation of these entities are included in results of operations and are as follows:
         1998 - $(951,000); 1997 - $(291,000) and 1996 - $179,000. In 1998,
         three of the African subsidiaries operated in hyperinflationary economies. For all other subsidiaries, the

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996


NOTE A (CONTINUED)

         local currency is the functional currency and all assets and liabilities are translated at year end exchange rates, and all income and expense accounts at average rates.

         Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or (losses) are included in results of operations and are as follows: 1998 - $ (1,612,000) , 1997 - $(2,162,000) and 1996 - $(442,000).


     11. Comprehensive Income

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires cumulative translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income
         (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The cumulative translation adjustment was $(34,424,000) and $(32,083,000) as of December 31, 1998 and 1997, respectively.

     12. Segment Information

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No.131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information (see "Note L-Industry Segment and Geographic Information").

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996

NOTE A (CONTINUED)

    13.  Basic Net Income Per Share

         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. The Company has no potentially dilutive securities and, accordingly, diluted income per common share is not presented. On March 3, 1998, the Board of Directors declared a four-for-one stock split, which was distributed on March 16, 1998 to shareholders on record at the close of business on March 3, 1998. All references to share and per share amounts have been restated to reflect the stock split.

    14.  Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


    15.  Reclassification

         Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.


    16.  New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect that the adoption of SFAS No. 133 will have a significant impact on the Company's results of operations.

NOTE B - ADVANCES FROM CUSTOMERS

      In 1994, Balton B.V. - DWA (Nigeria) Ltd. ("BV-DWA"), a wholly-owned subsidiary of Balton, contracted with a Nigerian Ministry for the construction and installation of a water treatment plant and related facilities in Katsina, Nigeria. In 1996, the original contract period expired. During 1996

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996



NOTE B (CONTINUED)

     and 1995, the Company recognized revenues of $11.3 million and $9.9 million, respectively, related to the project. Prior to 1996, no profit was recognized since the project was in its early stages. The parties have agreed, in principle, that phase one of the project has been completed and that BV-DWA will continue the project, subject to revised terms and conditions at a contract price of $76 million. During 1998 and 1997, the Company recognized revenue of $1.3 million in each year related to the project. The revenue recognized is low compared to the previous years due to the extended negotiation period over the revised terms and conditions. No profit has been recognized in 1998 or 1997.

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



NOTE C - INVENTORIES

     Inventories at December 31 are as follows (in thousands):

                                            1998                  1997
                                          ---------             ------

       Raw material                       $ 5,380               $ 5,826
       Work in progress                       536                   519
       Finished goods                      26,687                38,514
                                          -------               -------

                                          $32,603               $44,859
                                          =======               =======

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996


NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following (in thousands):

                                                                                           1998                  1997
                                                                                       -----------             ---------
       Land                                                                              $   7,281             $   5,728
       Buildings and improvements                                                           23,874                18,732
       Machinery and equipment                                                               5,241                 4,802
       Automotive                                                                            8,980                 9,782
       Furniture and fixtures                                                                7,403                 6,480
       Construction in progress                                                                159                   210
                                                                                          --------             ---------

                                                                                            52,938                45,734
       Less allowances for depreciation and amortization                                   (18,200)              (16,149)
                                                                                           --------              -------

                                                                                           $34,738              $ 29,585
                                                                                            ------               =======


NOTE E - INVESTMENTS

     Significant investments in and advances to affiliated companies at December 31 are (in thousands):

                                                                   % owned in
                                                                  1998 and 1997              1998                1997
                                                                ---------------           ---------            --------
       Danubius Hotel & Spa Rt. ("Danubius")                        37 and 30               $40,370             $24,378
       DP Invest Kft ("DP")                                        100 and 50                                     1,981
       ATI Depo Rt ("ATI")                                         100 and 50                                     1,268
       Other                                                                                    215                 734
                                                                                          ----------           --------

                                                                                           $ 40,585             $28,361
                                                                                            =======              ======

     During 1997, Investor acquired a 50% interest in DP and ATI, which are public warehousing facilities by contributing certain facilities and other assets to DP and ATI. During 1998, Interag acquired the remaining 50% of the outstanding shares of DP and ATI for $3.5 million and are now consolidated within these financial statements. The acquisition was accounted for by the purchase method, and the excess of the fair value of the net assets acquired over the purchase price was allocated to reduce the value of the fixed assets acquired.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996

NOTE E (CONTINUED)

     Danubius. a publicly quoted company on the Budapest Stock Exchange, owns a number of hotels in Hungary and specializes in spa facilities. In 1995, Interag purchased a 17.3% interest in Danubius, and to date, has increased its holding to approximately 29% at a total cost of approximately $19.5 million. During 1998, the Company purchased another 2.6% equity interest for approximately $5 million and Israel Tractor purchased a 4.2% equity interest for approximately $8 million.

     At December 31, 1998, the quoted market value of the Company's effective investment in Danubius was approximately $61.5 million.

     The following is summarized financial information of Danubius (in thousands) which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States.

                                                                 December 31,
                                                        ----------------------------------
                                                          1998                    1997
                                                        --------                 ---------
       Current assets                                   $ 24,507                 $  30,767
       Noncurrent assets                                 144,543                   150,850
       Current liabilities                                18,018                    19,440
       Noncurrent liabilities                             34,151                    50,409
       Stockholders' equity                              116,881                   111,768

                                                              Year ended December 31,
                                                         ----------------------------------
                                                          1998                      1997
                                                         -------                  ---------
       Sales                                           $ 113,463                  $111,633
       Net income                                         16,700                    15,173
       Company's share of equity in earnings               4,343                     4,053

     In connection with Danubius' acquisition of Hungar Hotels in 1997, Danubius received as a capital contribution approximately $5 million in accordance with the Hungarian Privitization Act of 1989. In addition, Danubius received approximately $4 million of interest relating to the contribution, which Danubius recorded as an extraordinary income in 1997. In 1998, Danubius received legal advice that the interest received in 1997 should be paid to the previous owners of Hungar Hotels. As a result, the Company adjusted its 1998 share of equity in earnings by approximately $1.1 million after tax.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996


NOTE F - SHORT-TERM DEBT

     The Company's short-term debt consists of notes payable to banks, primarily Hungarian, Kenyan and English banks, with a weighted average interest rate of approximately 14 % and 20% in 1998 and 1997, respectively. Unused lines of credit totaled $19.8 million in 1998 and $37.8 million in 1997. The debt is collateralized by inventory, buildings and machinery. At December 31, 1998 and December 31, 1997, the Company had restricted cash deposits of $367,000 and $211,000, respectively, as compensating balances.


NOTE G - LONG-TERM DEBT

     Long-term debt at December 31 is as follows (in thousands):

                                                                                            1998               1997
                                                                                          --------           --------
      Israeli bank debt of 203 million Japanese yen payable in 2000, interest
          of LIBOR + 0.5%, Guaranteed by IIC                                                $1,741             $1,556

       Hungarian bank debt for the purchase of fixed assets,
       which are held as security,
          interest of LIBOR + 0.5%                                                           1,388              1,220

       Hungarian State Municipalities loan for the purchase
          of eight properties; interest rate of 20%                                             37                120

      Other                                                                                    470                273
                                                                                            ------             ------

                                                                                             3,636              3,169
      Less current maturities                                                                  355              1,661
                                                                                          --------              -----

                                                                                            $3,281             $1,508
                                                                                           =======             ======

     The aggregate loan maturities are as follows: 1999 - $355,000;  2000 - $2,636,000;  2001 - $175,000;  and
     2002 - $470,000.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996


NOTE H - OTHER

     Deposits

     CP made an application to be considered for a tender issued by the Government of Israel. As required by the tender, Israel Tractor, on behalf of CP, made a deposit of $2 million with the Accountant General. The deposit is linked to the exchange rate of the US Dollar and bears interest at the LIBOR rate less one and one-eighth percent. The date of repayment has not yet been determined.

     Due to related parties

     At December 31, 1998, due to related parties consisted of a fee of $270,000 payable to a supplier, which was channeled through CP (See Related party transactions), fees of $2,077,000 payable to the Directors of Israel Tractor, and $900,000 due to a shareholder of Balton.

     At December 31, 1997, due to related parties consisted of a fee of $ 1,272,000 payable to a supplier, which was channeled through CP (See Related party transactions), management fees and expense reimbursements of $440,000 payable to CP, and $450,000 due to a shareholder of Balton.

     Due to affiliates

     At December 31, 1998 and 1997, amounts due to affiliates consist of management fees and expense reimbursements of $383,000 and $93,000, respectively, payable to CP; management fees of $9,000 and $256,000 in 1998 and 1997, respectively, payable to CP affiliates; and a loan due to a shareholder of Balton of $1,343,000. The loan has an interest rate of 1% above the twelve-month LIBOR rate.


     Related party transactions

     Related party transactions include purchases and sales of goods, providing management services and purchases and sales of agricultural commodities among subsidiary companies. All significant intercompany transactions and balances have been eliminated.

     The Company incurred management fees and other expenses payable to CP in the amount of $ 1.1 million during 1998 and 1997 and $1.2 million during 1996, net of expense reimbursements.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996

NOTE H (CONTINUED)

     During 1998 and 1997, Israel Tractor purchased machinery and equipment, which at the request of the supplier, was channeled through CP. For the rendering of this service, CP received a fee of 2% of the purchases, or approximately $287,000 and $292,000, respectively. The fee was used to cover administration, financing, and dealings with the major supplier.


     Gain on sale of noncurrent assets

     During 1998, Investor sold non-operational fixed assets, which resulted in a gain of approximately of $500,000.

     During 1997 and 1996, Interag completed the sale of several parcels of land to Shell es Interag. The sales resulted in gains of approximately $1.8 million in 1997 and $1.5 million in 1996.


NOTE I - COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     The Company is a party to a number of lease agreements, the majority of which involve buildings or office space and are cancelable by either party with notice of up to one year. Rent expense was $724,000 in 1998, $207,000 in 1997 and $461,000 in 1996. There are no significant noncancelable lease commitments.

     Contingent Liabilities

     The Company has given a guarantee to the bankers of Balton, amounting to $2.1 million. The guarantee is in respect to various outstanding letters of credit, given by the bankers of certain of Balton's creditors. Investor and certain of its subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $212,000.

     Litigation

     The Company is a party to litigation in the ordinary course of business. None of this litigation is expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996


NOTE I (CONTINUED)

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



NOTE J - FINANCIAL INSTRUMENTS AND CONCENTRATION
                 OF CREDIT RISK

     Substantially all of the Company's revenues are derived from foreign operations. Most of the countries where the Company operates, such as Hungary and several African countries, do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. The Hungarian currency has undergone devaluations against the U.S. dollar at a rate of 7 % in 1998 and 24% in 1997. Several of the African countries have undergone major currency devaluations in recent years. Even the Israeli shekel devalued 17.6% against the U.S. dollar in 1998, even though the devaluation was modest in recent years.

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

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996


NOTE J (CONTINUED)

     As part of its risk management activities, derivative financial instruments are utilized by the Company to reduce foreign exchange risk and price risk relating to its heavy equipment distribution business. The Company does not hold or issue derivative financial instruments for trading purposes. Israel Tractor enters into foreign currency forward contracts and call option contracts to reduce the impact of fluctuations of certain currencies against the U.S. dollar. Gains and losses resulting from such transactions are reflected in the results of operations. These contracts reduce exposure to currency movements resulting primarily from nondollar-denominated trade receivables and the Israeli tax effects of dollar-denominated trade purchases.

     At December 31, 1998, Israel Tractor had foreign currency forward contracts, with notional values of $2 million, to purchase and sell Israeli shekels. All of the contracts matured in January 1999. Current pricing models were used to estimate the fair values of foreign currency forward contracts, and call options. At December 31, 1998, the fair market value of the forward contracts was approximately $100,000. The counterparties to these contracts are creditworthy multinational commercial banks or other financial institutions, which are recognized market makers.

     Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's short-term and long-term debt approximates the carrying value. The carrying value of financial instruments potentially subject to valuation risk except as noted above (principally consisting of cash, accounts receivable and accounts payable) approximates fair market value due to the short term nature of these items.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996



NOTE K - INCOME TAXES

     An analysis of the components of income tax expense is as follows (in thousands):

                                                                              1998                1997                 1996
                                                                            --------            --------             ------
      Current income tax expense
          Federal                                                         $                     $     23            $     33
          State                                                                   44                   9                  20
          Foreign                                                              2,301               1,930               3,704
                                                                              ------               -----               -----

                                                                               2,345               1,962               3,757

      Deferred income tax expense
          Foreign                                                               (138)               (443)              1,289
                                                                              --------            ------               -----

      Income tax expense                                                      $2,207              $1,519              $5,046
                                                                               ======              =====               =====

     The foreign portion of income before taxes was $7.4 million in 1998, $4.8 million in 1997 and $20.6 million in 1996.

     Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the rates applicable to their respective foreign tax jurisdictions.

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996



NOTE K (CONTINUED)

     The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities, which are included in current assets and accrued expenses, are shown in the following table (in thousands):

                                                                             1998               1997                 1996
                                                                          --------            ---------            --------
      Deferred tax assets
          Impairment of investments                                     $       26            $      46            $    111
          Reserves for guarantees and loss contracts                           200                  241                 535
          Bad debt and inventory reserves                                      138                  474                 825
          Net operating loss carryforwards                                   1,253                1,225                 537
          Vacation pay                                                         327                  338                 385
          Other                                                                184                    9                  37
                                                                          --------            ---------            --------

                                                                             2,128                2,333               2,430

      Valuation allowance                                                   (1,130)              (1,158)               (834)
                                                                          ---------           ---------           ---------

             Deferred tax assets                                               998                1,175               1,596

      Deferred tax liabilities
          Deferred income on sales and services                             (1,114)              (1,392)             (2,207)
          Other                                                                                     (37)                (86)
                                                                          --------            ---------          ----------

      Net deferred tax liabilities                                       $    (116)            $   (254)           $   (697)
                                                                          =========           =========          ==========

     A valuation allowance has been established due to the uncertainty of whether the Company will generate sufficient taxable earnings in Hungary to fully realize the deferred tax asset.

                     IIC Industries, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        December 31, 1998, 1997 and 1996



NOTE K (CONTINUED)

     Included in other liabilities and deferred credits at December 31, 1998 and 1997, are deferred tax credits of approximately $4.4 million which represent the liability for taxes due upon repatriation of foreign earnings of previous years prior to deregistration as an investment company.

     The Company has available for income tax purposes net operating losses aggregating approximately $1.8 million expiring in the years ending 1999 to 2002.

     A reconciliation of the difference between the Company's consolidated effective income tax and the tax at the Federal statutory rate is shown in the following table (in thousands):

                                                                            1998                1997                 1996
                                                                          --------            --------             ------
      Income tax at U.S. Federal statutory rate                             $2,580              $2,481              $7,263
      Effect of different foreign tax rates                                   (690)               (549)               (942)
      State and local tax, net of Federal effect                                29                   6                  13
      Change in valuation allowance                                            268                 324
      Dividends received exclusion (Hungary)                                                                          (784)
      Nondeductible losses of subsidiaries                                                         147                 110
      Currency exchange                                                        894                 175                (716)
      Equity in earnings of affiliate                                         (851)               (785)
      Miscellaneous items                                                      (23)               (280)                102
                                                                           --------             ------              ------

      Income tax expense                                                   $ 2,207              $1,519              $5,046
                                                                            ======               =====               =====

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

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996



NOTE L - INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

     The Company's operations have been classified into five business segments:
     Sale and distribution of motor vehicles, export and import of agricultural products, distribution of tractors and heavy equipment, trading of agricultural, communications and electrical equipment and other industries, which includes wholesale and retail consumer and corporate expenses.

     More specifically, the motor vehicle segment is engaged as a dealer for Suzuki, Peugeot, and Daewoo motor cars. The agricultural products segment is primarily engaged in flour milling and animal feed manufacture and distribution. The tractors and heavy equipment segment distributes tractors, generators and various accessories for Caterpillar, Inc., trucks, forklifts and spare parts for International, tools for Ingersoll Rand and Bobcat-Melro tractors. The agricultural, communications and electrical equipment segment trades agri-chemicals, radio communications for Motorola, air conditioning and electrical equipment.

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

     Operating income (loss) for each segment includes gross profit less selling, general and administrative expenses. Identifiable assets for each segment include all assets of the businesses in the related segments, except for investments in affiliated companies which are not part of the relevant segments. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the five segments is for the years ended December 31, 1998, 1997 and 1996 (in thousands).

                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996



NOTE L (CONTINUED)

                                                                    Agricul-
                                                                     tural,
                                        Export                       commu-
                                          and         Tractors      nications,
                                       import of        and            and          Other
                                       agricul-        heavy        electrical    industries
                          Motor          tural        equip-         equip-       including      Elimi-       Consoli-
1998                     vehicles      products        ment           ment        Corporate      Nations        dated
----                     --------      --------    ----------     ----------      ---------      -----------------------
                         ------------------------------------(amounts in thousands)-------------------------------------
Revenue
   Sales to
 unaffiliated
 customers               $13,752       $59,954      $57,823         $68,020     $    4,161                    $203,710
Operating income
   (loss)                     72           292          717           6,419         (2,392)                      5,108

Interest income               24           293        1,176              43            498         $(781)        1,253

Interest expense               1         1,221          192           1,178            965          (781)        2,776
Depreciation and
   Amortization               90           908        1,115             705            635                       3,453

Equity in earnings of                                                                4,361                       4,361
affiliates

Capital expendi-              39           331          783           2,176          1,763                       5,092
   tures


Identifiable assets        3,586        18,846       51,237          45,513          7,071                     126,253

Net worth                  2,435        13,781       47,922          13,725         10,570                      88,433


                     IIC Industries, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        December 31, 1998, 1997 and 1996



NOTE L  (CONTINUED)


                                                                      Agricul-
                                                                       tural,
                                           Export                      commu-
                                            and         Tractors      nications,
                                         import of        And            and          Other
                                         agricul-        heavy        electrical    industries
                            Motor          tural        equip-         equip-       including      Elimi-        Consoli-
1997                       vehicles      products        Ment           ment        Corporate      nations         dated
----                       --------      --------    ----------     ----------      ---------      -------      ---------
                           ---------------------------------------(amounts in thousands)---------------------------------
Revenue
   Sales to
unaffiliated
customers                 $11,851        $107,169       $67,754        $50,980       $ 1,863                     $239,617
Operating income
   (loss)                     (49)           (534)        2,302          4,382        (2,174)                       3,927

Interest income                18             555         1,426            187           754          (754)         2,186
Interest expense                21          3,683           127            832           844          (754)         4,753
Depreciation and              103           1,349         1,118            506           546                        3,622
   Amortization

Equity in earnings of                                                                  4,156                        4,156
affiliates


Capital expendi-              252             446         1,252          2,866           448                        5,264
    Tures

Identifiable assets         3,441          42,091        50,387         41,321        10,441                      147,681


Net worth                   2,489          15,407        48,227         12,185         8,837                       87,145


                     IIC Industries, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        December 31, 1998, 1997 and 1996



NOTE L  (CONTINUED)



                                                                      Agricul-
                                         Export                        tural,
                                            and         Tractors       commu-
                                         import of        and            And          Other
                                         agricul-        heavy        electrical    industries
                            Motor          tural        equip-         equip-       including      Elimi-        Consoli-
1996                       vehicles      products        ment           ment        Corporate      nations         dated
----                       --------      --------    ----------     ----------      ---------      -------      -----------
                          --------------------------------------(amounts in thousands)-------------------------------------
Revenue
   Sales to
unaffiliated
customers                 $12,004        $121,631        $81,824       $57,276      $  3,085                       $275,820

Operating income
   (loss)                    (214)          2,352          6,613         9,599        (2,206)                        16,144

Interest income                34           1,214            566           371           666          (566)           2,285
Interest expense               15           3,393            210           482                                        4,100
Depreciation and              119           1,371            959           384           495                          3,328
   amortization

Equity in earnings of
affiliates


Capital expendi-              402           2,930          3,037         1,357         2,910                         10,636
    tures

Identifiable assets         3,971          64,518         50,178        42,471        15,893                        177,031

Net worth                   3,106          22,336         46,586        11,011         4,991                         88,030



                     IIC Industries, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        December 31, 1998, 1997 and 1996



NOTE L  (CONTINUED)

     The Company has three principal areas of operation with respect to its subsidiaries: Investor and its subsidiaries in Hungary; Israel Tractor in Israel; and Balton and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Uganda, Kenya and Cote D'Ivoire.





                                                                                       England           Elimi-         Consoli-
1998                                Hungary           Israel             Africa        and other         Nations          dated
----                                -------           ------             ------        ---------         -------        -------
                                 ---------------------------------------(amounts in thousands)---------------------------------
Revenue
   Sales to unaffiliated
       customers                      $77,867          $57,823           $45,019        $23,001                        $203,710

   Transfers between
       geographic areas                                                   23,001        (23,001)
                                   ----------       ----------           --------     ---------                        ----------
                                      $77,867          $57,823           $68,020      $                                $203,710
                                   ==========       ==========           =======      =========                        ========

Operating income (loss)               $(1,472)            $717            $6,419         $ (556)                         $5,108

Interest income                           358            1,176                15            485            (781)          1,253
Interest expense                        1,491              192               752          1,122            (781)          2,776
Depreciation and                        1,633            1,115               649             56                           3,453
    amortization
Equity in earnings of affiliates        4,361                                                                             4,361

Capital expenditures                    2,133              783             2,121             55                           5,092

Identifiable assets                    33,785           51,237            36,900          4,331                         126,253

Net worth                              29,377           47,922             4,208          6,926                          88,433



                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996



NOTE L (CONTINUED)

                                                                                                        Adjust-
                                                                                                         ments
                                                                                                          and
                                                                                      England           elimi-         Consoli-
1997                               Hungary           Israel             Africa        and other         nations          dated
----                               -------           ------             ------        ---------         -------        -------
                               ----------------------------------------(amounts in thousands)---------------------------------
Revenue
   Sales to unaffiliated
       customers                 $120,883          $67,754           $19,531          $ 31,449                      $  239,617
   Transfers between                                                  31,449           (31,449)
                               -------------    ------------         -------       ------------                     ----------
       geographic areas
                                 $120,883          $67,754           $50,980       $     -                             239,617
                               =============    ============         =======       =============                    ==========


Operating income (loss)        $   (2,306)        $  2,302          $  4,382        $     (451)                     $    3,927

Interest income                       760            1,426                17               737            (754)          2,186

Interest expense                    3,889              127               573               918            (754)          4,753
Depreciation and
    amortization                    1,998            1,118               454                52                           3,622
Equity in earnings of
    affiliates                      4,156                                                                                4,156

Capital expenditures                1,146            1,252             2,866                                             5,264

Identifiable assets                46,277           50,387            16,556            34,461                         147,681

Net worth                          28,665           48,227             4,606             5,647                          87,145



                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996



NOTE L (CONTINUED)

                                                                                                           Adjust-
                                                                                                            ments
                                                                                                             and
                                                                                         England           elimi-         Consoli-
1996                                  Hungary           Israel             Africa        and other         nations          dated
----                                  -------           ------             ------        ---------         -------        -------
                                  --------------------------------------(amounts in thousands)-----------------------------------
Revenue
   Sales to unaffiliated
       Customers                    $136,720          $81,824           $23,051         $  34,225                       $ 275,820

   Transfers between                                                     34,225           (34,225)
       geographic areas             ---------         -------           -------        -----------                      ---------
                                    $136,720          $81,824           $57,276        $     -                          $ 275,820
                                    ========          =======           =======        ===========                      =========


Operating income (loss)             $    357          $ 6,613           $ 9,174                                         $  16,144

Interest income                        1,478              566                14               793            (566)          2,285
Interest expense                       3,485              210               128               277                           4,100
Depreciation and                       1,985              959               288                96                           3,328
    Amortization
Equity in earnings of affiliates       4,192               59               (21)                                            4,230

Capital expenditures                   6,242            3,037             1,357                                            10,636

Identifiable assets                   75,690           50,178            12,445            38,718                         177,031

Net worth                             33,456           46,586             4,184             3,804                          88,030


                     IIC Industries, Inc. and Subsidiaries

                        December 31, 1998, 1997 and 1996



 NOTE M- QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                      December 31        September 30           June 30           March 31
                                                     -------------       ------------          ---------          ---------
                                                                 (amounts in thousands, except per share amounts)

       Fiscal 1998 quarters ended:
         Net sales                                     $48,896              $42,311             $55,774            $56,729

         Gross profit                                   14,326               10,973              12,736             10,616
         Income (loss) before income taxes and            (752)               4,211               3,250               (439)
           minority interest
         Net (loss) income                              (1,204)               3,576               2,108               (851)

         Net (loss) income per share                   $ (0.21)              $ 0.63             $  0.37             $(0.15)
                                                       ========              ======             =======             =======


      Fiscal 1997 quarters ended:
         Net sales                                     $61,035              $58,161             $59,980            $60,441
         Gross profit                                   11,678               12,102              12,521             12,087
         Income before income taxes and                   (965)               3,114               2,870                786
           Minority interest
        Net (loss) income                                 (754)               3,493               2,337                297

        Net (loss) income per share                     $(0.13)               $0.61               $0.41              $0.05
                                                        ======                =====               =====              =====


      Fiscal 1996 quarters ended:
         Net sales                                     $78,849              $69,761             $67,712            $59,498
         Gross profit                                   17,262               17,835              16,172             13,958
         Income before income taxes and                  4,557                5,836               7,721              2,578
           minority interest
        Net income                                       2,935                3,644               4,378              1,754

        Net income per share                             $0.51                $0.64               $0.77              $0.31
                                                         =====                =====               =====              =====

     During the fourth quarter of 1997, Investor incurred inventory write-downs of approximately $1.5 million, respectively, as a result of decreases in the market value of soya, wheat and other commodities.

                     IIC Industries, Inc. and Subsidiaries

                       SCHEDULE II - VALUATION ALLOWANCE  ACCOUNTS

                  Years ended December 31, 1998, 1997 and 1996

                             (amounts in thousands)

          Column A                      Column B           Column C                      Column D                      Column E
          --------                      --------           --------       ---------------------------------------      --------
                                       Balance at         Charged to        Deduction -            Deduction -        Balance at
                                        beginning          costs and      foreign currency          credit to           end of
       Description                       of year           expenses         translation              reversal            year
       -----------                     ----------         ---------       -----------------       ---------------     ----------
1998
    Doubtful accounts                    $3,043               $317             $(47)                  $(290)           $ 3,023
    Inventory reserves                    1,728                543              (71)                 (1,373)               827
    Investments                           2,950                 13             (151)                 (2,078)               734
    Loan provisions                         327                  2              (20)                                       309
    Customer credits and discounts          349                113                                                         462
    Warranty                                395                                                         (48)               347
                                      ----------         ---------       -----------------       ---------------     ----------

                                        $ 8,792            $   988          $  (289)               $ (3,789)           $ 5,702
                                      ==========         =========       =================       ===============-    ==========-

1997
    Doubtful accounts                  $  3,358            $   260         $   (370)                 $ (205)          $  3,043
    Inventory reserves                    4,000                                                      (2,272)             1,728
    Investments                           2,722                882              (54)                   (600)             2,950
    Loan provisions                         422                                                         (95)               327
    Customer credits and discounts          340                  9                                                         349
    Warranty                                479                                                         (84)               395
                                       ----------         ---------       -----------------       ---------------     ----------

                                        $11,321             $1,151         $   (424)                $(3,256)          $  8,792
                                       ==========         =========       =================       ===============-    ==========-


1996
    Doubtful accounts                  $  3,058             $1,048           $ (265)               $   (483)          $  3,358
    Inventory reserves                      744              3,866             (394)                   (216)             4,000
    Investments                           3,847                                (617)                   (508)             2,722
    Loan provisions                       2,895                                (148)                 (2,325)               422
    Customer credits and discounts          378                                                         (38)               340
    Warranty                                456                 34               (7)                     (4)               479
                                       ----------         ---------       -----------------       ---------------     ----------

                                        $11,378             $4,948         $ (1,431)                $(3,574)           $11,321
                                       ==========         =========       =================       ===============-    ==========-


                  DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES

                              AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               December 31, 1998
                      with Report of Independent Auditors

                         Report of Independent Auditors



To the Shareholders and Board of Directors
Danubius Hotel and Spa Rt.


We have audited the accompanying consolidated balance sheet of Danubius Hotel and Spa Rt. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements give a true and fair view of the consolidated financial position of Danubius Hotel and Spa Rt. and Subsidiaries at December 31, 1998, and of the consolidated results of their operations and their cash flows for the year then ended in accordance with International Accounting Standards.





Ernst & Young
Budapest, Hungary
March 12, 1999.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(All amounts in HUF 000,000's)

                                                                                  At December 31,
                                                            Notes           1998                  1997
                                                          ----------  --------------------  --------------------
ASSETS

   Cash and bank                                              4             1,448                  3,204
   Accounts receivable                                        5             2,043                  1,611
   Inventory                                                  6               304                    357
   Other current assets                                       7             1,572                  1,126
                                                                      --------------------  --------------------

Total current assets                                                        5,367                  6,298

   Property, plant and equipment                              8            31,393                 30,676
   Other non-current assets                                   9               262                    203
                                                                      --------------------  --------------------

Total non-current assets                                                   31,655                 30,879
                                                                      ====================  ====================

Total assets                                                               37,022                 37,177
                                                                      ====================  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

   Trade accounts payable                                                   1,149                    934
   Advance payments from guests                                                95                     64
   Other payable and accruals                                10             1,356                  1,264
   Current portion of long-term debt                         11             1,346                  1,718
                                                                      --------------------  --------------------

Total current liabilities                                                   3,946                  3,980

    Long-term debt                                           11             4,613                  7,204
    Negative goodwill                                        12             2,866                  3,023
                                                                      --------------------  --------------------

Total long term liabilities                                                 7,479                 10,227

                                                                      --------------------  --------------------

Total liabilities                                                          11,425                 14,207

Minority interest                                            13                72                     91

Shareholders' Equity:
   Share capital                                             15             8,000                  8,000
   Capital reserve                                                          8,010                  7,329
   Treasury shares                                                           (819)
   Retained earnings                                                       10,334                  7,550
                                                                      --------------------  --------------------

Total shareholders' equity                                                 25,525                 22,879

                                                                      ====================  ====================

Total liabilities and shareholders' equity                                 37,022                 37,177
                                                                      ====================  ====================

See accompanying notes to consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(All amounts in HUF 000,000's)

                                                                                   Year ended December 31,
                                                              Notes             1998                   1997
                                                             ---------   -------------------   ----------------------
Net sales                                                                    24,508                 20,224
Cost of sales                                                                12,629)               (10,675)
                                                                         -------------------   ----------------------

Gross profit                                                                 11,879                  9,549

Selling, general and administration                                          (7,134)                (6,259)
Amortisation of negative goodwill                               12              166                    124
                                                                         -------------------   ----------------------

Operating income                                                              4,911                  3,414

Other income (expense):
   Interest income                                                              398                    406
   Gain on securities                                                           230                    370
   Interest expense                                                            (384)                  (432)
   Foreign exchange loss on loans                                              (901)                  (828)
   Other income (expense) net                                                   (70)                    22
                                                                         -------------------   ----------------------

     Total other income (expense)                                              (727)                  (462)
                                                                         -------------------   ----------------------

Income before minority interest and income taxes                              4,184                  2,952

Minority interest                                               13               (2)                  (241)
                                                                         -------------------   ----------------------

Income before income taxes                                                    4,182                  2,711

Corporate income tax expense                                    14             (717)                  (473)
Extraordinary income net of income tax                          16               --                    681
                                                                         -------------------   ----------------------

Net income                                                                    3,465                  2,919
                                                                         ===================   ======================


Earnings per Share (expressed in HUF per share):

Basic                                                                           433                    365


See accompanying notes to consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(All amounts in HUF 000,000's)

                                                    Share        Capital        Treasury        Retained
                                            Note   Capital       Reserve         Shares         Earnings          Total
                                          ------- ----------- --------------  --------------  -------------   ---------------
January 1, 1997                                        8,000          6,253             --           4,631            18,884
Net Income                                                                                           2,919             2,919
Capital                                     16                        1,076                                            1,076
Contribution
                                                  ----------- --------------  --------------  -------------   ---------------
December  31, 1997                                     8,000          7,329             --           7,550            22,879

Transfer re: Capital Contribution           16                          681                          (681)               --
Net Income                                                                                           3,465             3,465
Purchase of treasury shares                                                           (819)                             (819)
                                                  ----------- --------------  --------------  -------------   ---------------
December 31, 1998                                      8,000          8,010           (819)         10,334            25,525
                                                  =========== ==============  ==============  =============   ===============


See accompanying notes to consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(All amounts in HUF 000,000's)


                                                                                        Year ended December 31,
                                                                        Note           1998                 1997
                                                                      ---------  ------------------  -------------------
Cash flows from operating activities:
Net income before extraordinary income                                                       3,465                2,238
Adjustments for:
Depreciation and amortisation                                                                1,450                1,122
Unrealised foreign exchange loss on loans                                                      949                  762
Provision for write down of investments                                                        --                    36
Gain on sale of fixed assets                                                                   (8)                  (2)
Minority interest in income                                                                      2                  241
Changes in assets and liabilities:
   Accounts receivable and other current assets                                              (367)                  116
   Inventory                                                                                    52                   12
   Accounts payable and accruals                                                               816                  482
                                                                                 ------------------  -------------------

Cash generated from operations                                                               6,359                5,007
   Interest paid                                                                             (478)                (344)
   Corporate income tax paid                                                                 (950)                (823)
                                                                                 ------------------  -------------------

Cash flow before extraordinary item                                                          4,931                3,840
Capital contribution                                                     16                    --                   446
                                                                                 ------------------  -------------------

Net cash flow provided by operations                                                         4,931                4,286
                                                                                 ------------------  -------------------

Cash flows from investing activities:
Purchase of property, plant and equipment                                                  (2,346)              (1,813)
Cash acquired on purchase of Hungar Hotels                                                     --                   533
Cash paid on acquisition of subsidiaries                                                      (13)              (8,033)
Interest received                                                                              439                 397
Proceeds from disposal of investment                                                            34                  --
Cash outflow from other non-current assets                                                    (93)                 (70)
Proceeds on sale of property, plant and equipment                                              23                   24
                                                                                 ------------------  -------------------

Net cash flow provided by (used in) investing                                              (1,956)              (8,962)
                                                                                 ------------------  -------------------

Cash flows from financing activities:
Net increase / (repayment) of long-term debt                                               (3,912)                3,763
Purchase of treasury shares                                                                  (819)                  --
Capital contribution                                                     16                    --                   811
                                                                                 ------------------  -------------------

Net cash flow provided by / (used in) financing                                            (4,731)                4,574
                                                                                 ------------------  -------------------

Decrease in cash                                                                           (1,756)                (102)
Cash at beginning of year                                                                    3,204                3,306
                                                                                 ------------------  -------------------

Cash at end of year                                                                          1,448                3,204
                                                                                 ==================  ===================

See accompanying notes to consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)


1.     GENERAL


       Danubius Hotel and Spa Rt. ("Danubius" or "the Company") is a company limited by shares incorporated under the laws of the Republic of Hungary. The Company and its subsidiaries (the "Group") provide hospitality services in Hungary, with an emphasis on 4 and 5 star spa and city hotels.

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

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)



       BASIS OF CONSOLIDATION (CONTINUED)


       The Company's principal subsidiary undertakings at December 31, 1998 are as follows:


                                                                                                Proportion of
                                                                       Country                 Shares Held at
                      Name             Principal Activity        of Incorporation               31 December
                      ----             ------------------        ----------------               -----------
                                                                                           1998             1997
                                                                                           ----             ----
      Hungaria Szalloda Rt.             Hotel/Restaurant             Hungary              99.9%              99%
                                             operator

      Hotel Helia Rt.                   Hotel/Restaurant             Hungary               100%              99%
                                             operator

      Hotel Hullam Kozos                Hotel/Restaurant             Hungary               53%               53%
       Vallalat                             operator

      Danubius Beta                     Hotel/Restaurant             Hungary               100%             100%
       Hotels Kft.                          operator

      Hotelreservierung und             Hotel Reservation            Germany               100%             100%
       Reiseservice fur                     operator
       Ungarn GmbH


       CASH AND CASH EQUIVALENTS

     Cash equivalents are liquid investments with original maturities of three months or less.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)




       PROPERTY, PLANT AND EQUIPMENT

       Depreciation

       Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method. The rates used by the Company are 2.5% for buildings, 2.5% to 6% for building and leasehold improvements and 14.5% to 33% for machinery and equipment.

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

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)


       INCOME TAXES

       Tax on the profit or loss for the year comprises current tax and the change in deferred tax. The Company adopted IAS 12 (revised) "Income Taxes" effective January 1, 1998. Deferred tax is provided using the balance sheet liability method on all temporary differences between the carrying amounts for financial reporting purposes. Currently enacted tax rates are used to determine deferred income tax. The Group provides valuation allowances for temporary differences which will not be recovered in the foreseeable future.

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


3.     RECLASSIFICATION OF PRIOR YEAR

       Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)



4.       CASH AND CASH EQUIVALENTS

                                                                            1998                  1997
                                                                     -------------------   -------------------

        Cash in hand and at bank                                                  1,341                 3,149
         Marketable securities                                                      107                    55
                                                                     ===================   ===================

                                                                                  1,448                 3,204
                                                                     ===================   ===================

      The maturity period of the marketable securities is three months or less.


5.       ACCOUNTS RECEIVABLE

                                                                            1998                  1997
                                                                     -------------------   -------------------

         Trade receivables                                                        1,022                   977
         Receivable from non-consolidated subsidiaries                               55                   279
         Prepayments and accrued income                                             536                   389
         Income taxes recoverable                                                   243                    29
         Other receivable                                                           299                   291
         Provision for doubtful receivables                                        (112)                 (354)
                                                                     ===================   ===================

                                                                                  2,043                 1,611
                                                                     ===================   ===================

6.     INVENTORY

                                                                            1998                 1997
                                                                     -------------------  --------------------

       Food and beverages                                                           194                   201
       Materials                                                                    110                   156
                                                                     ===================  ====================

                                                                                    304                   357
                                                                     ===================  ====================

7.     OTHER CURRENT ASSETS

                                                                            1998                   1997
                                                                     --------------------   -------------------

       Short-term state securities                                                872                   1,126
       Other short-term securities                                                700                      --
                                                                     ====================   ===================

                                                                                1,572                   1,126
                                                                     ====================   ===================

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)


8.     PROPERTY, PLANT AND EQUIPMENT

                                                                   Furniture,
                                                  Buildings and   Fittings and         Capital
                                                  Improvements      Equipment        projects in
                                     Land                                             progress        Total
                                 -------------  ----------------  --------------   ---------------  -----------
      Cost/Valuation:
      January 1, 1998                   4,893            25,640           4,015               407       34,955
      Additions                             2               850           1,194             1,911        3,957
      Cost of disposals                  (26)              (76)           (357)           (1,532)      (1,991)
                                 -------------  ----------------  --------------   ---------------  -----------

      December 31, 1998                 4,869            26,414           4,852               786       36,921
                                 =============  ================  ==============   ===============  ===========

      Depreciation:
      January 1, 1998                     --              1,931           2,348               --         4,279
      Charge for year                     --                834             781               --         1,615
      Relating to disposals               --               (40)           (326)               --         (366)
                                 -------------  ----------------  --------------   ---------------  -----------

      December 31, 1998                   --              2,725           2,803               --         5,528
                                 =============  ================  ==============   ===============  ===========

      Net book value:

      December 31, 1997                 4,893            23,709           1,667               407       30,676
                                 =============  ================  ==============   ===============  ===========

      December 31, 1998                 4,869            23,689           2,049               786       31,393
                                 =============  ================  ==============   ===============  ===========

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

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)


9.     OTHER NON-CURRENT ASSETS


                                                                            1998                  1997
                                                                     --------------------  --------------------

Investment in non consolidated subsidiaries                                       145                   137
Loans given to employees                                                           76                    24
Other investments, unquoted                                                        41                    42
                                                                     ====================  ====================

                                                                                  262                   203
                                                                     ====================  ====================

       The book value of the non-consolidated subsidiaries are:


         Name                               Principal activity              1998                  1997
                                                                     -------------------   --------------------
                                                                                      %                      %
Kastelykert Kft.                            Hotel                           43      100           43       100
Solar Kemping                               Hotel                           19      100           19       100
Hungaria Hotel und Reisen GmbH
(Hannover)                                  Travel agency                    3      100            3       100
Hungaria Hotel und Restaurant               Hotel and
GmbH (Munich)                               Catering                       --       --           --         60
Egeszseg-Szepseg Kft.                       Health club                    --       --            34       100
Danube Travel                               Travel agency                   77      100           38        50
Marcali Szalloda                            Hotel                            1       50          --        --
Hotel Kastely                               Hotel                            2       50          --        --
                                                                     ==========            ==========

                                                                           145                   137
                                                                     ==========            ==========

       The above subsidiaries are immaterial to the Group and accordingly have not been consolidated.

       EGESZSEG-SZEPSEG KFT.

       Egeszseg-Szepseg Kft. was liquidated on October 5, 1998. Proceeds from the liquidation was HUF 34 million.

       HUNGARIA HOTEL UND RESTAURANT GMBH (MUNICH)

       On April 1, 1995, Hungar Hotels decided to close the operations of its Munich subsidiary, Hungaria Hotel und Restaurant GmbH. The company had made payments under a guarantee of HUF 250 million. The subsidiary's final liquidation was recorded by the Court of Registration in Germany in 1998.

       DANUBE TRAVEL

       On October 7, 1997, the Company entered into an agreement to acquire Danube Travel, a

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)

       travel agency incorporated in London for GBP 230,000 and also to provide a GBP 150,000 loan to Danube Travel. The purchase price was fully paid by the end of 1998. The loan from Danube Travel is included in receivables.


10.    OTHER PAYABLE AND ACCRUALS

                                                                            1998                  1997
                                                                     --------------------  --------------------
         Payroll                                                                     308                   200
         Social security                                                             235                   192
         Taxes payable                                                               340                   248
         Provisions                                                                   45                    90
         Accrued expense                                                             234                   320
         Other payable                                                               194                   214
                                                                     ====================  ====================

                                                                                   1,356                 1,264
                                                                     ====================  ====================


11.      LONG TERM DEBT

                                                                            1998                  1997
                                                                     --------------------  --------------------
         1 year                                                             1,346                        1,718
         1 to 2 years                                                       1,632                        1,437
         2 to 5 years                                                       2,961                        5,446
         over 5 years                                                          20                          321
                                                                     --------------------  --------------------

         Total long term debt                                               5,959                        8,922
         Amounts maturing in less
            than one year                                                  (1,346)                     (1,718)
                                                                     ====================  ====================

                                                                            4,613                        7,204
                                                                     ====================  ====================

       Outstanding loans include the following:

       o DEM 25 million long term loan with an interest rate of 6-month LIBOR + a margin of 0.75% to 0.95%, secured by mortgages on Thermal Hotel Buk and Thermal Hotel Sarvar.
       o   DEM 10 million long term loan with an interest rate of 3-month
           LIBOR + 0.95%  secured by a mortgage on the Budapest Hilton Hotel.
       o DEM 10.3 million long term loan with an interest rate of 6-month LIBOR + 1.25% secured by a mortgage on the Hotel Helia.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)



12.    NEGATIVE GOODWILL

       Negative goodwill arisen on the following acquisitions:


                                                                            1998                  1997
                                                                     --------------------  --------------------
         Hungar Hotels                                                          2,993                   2,993
         Hotel Helia                                                              154                      154
         Amortisation of negative goodwill                                       (281)                    (124)
                                                                     ====================  ====================

                                                                                2,866                   3,023
                                                                     ====================  ====================

       The negative goodwill is being amortised over a period of 20 years by reference to the estimated average useful life of the assets underlying the negative goodwill. In 1998, HUF 9 million of negative goodwill (net) arose on the additional purchases of Helia and Hungar Hotels. The entire amount was brought into income in 1998.



13.    MINORITY  INTEREST

                                                                            1998                  1997
                                                                     --------------------  --------------------
         Hungar Hotels                                                              8                    27
         Hotel Helia                                                               --                     1
         Hullam Kft.                                                               64                    63
                                                                     ====================  ====================

                                                                                   72                    91
                                                                     ====================  ====================

       Minority interest represents the minority shareholders' proportionate share of the equity of subsidiaries.

                                                                            1998                  1997
                                                                     --------------------  --------------------
         Opening balance                                                           91                      625
         Minority interest relating to subsidiary acquired during
                the year                                                           --                    1,753
         Income attributable to minority shareholders                               2                      241
         Share in subsidiary acquired from minority shareholders
                                                                                  (21)                  (2,528)
                                                                     ====================  ====================

                                                                                   72                       91
                                                                     ====================  ====================

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)



14.    INCOME TAXES

       The effective income tax rate varied from the statutory income tax rate due to the following items:

                                                                            1998                  1997
                                                                     -------------------   -------------------
        Income before tax and minority interest                                   4,184                 2,952
                                                                     ===================   ===================


        Tax at statutory rate of 18%                                                753                   531
        Effect of IAS adjustments                                                  (12)                  (58)
        Other differences, net                                                                            --
                                                                                  (24)
                                                                     ===================   ===================
        Income tax expense
                                                                                    717                   473
                                                                     ===================   ===================


       The major cumulative temporary differences, which will give rise to a future tax benefit less a valuation allowance for those differences which are not expected to reverse in the near future, are stated below.

                                                                               1998                 1997
                                                                         -----------------     ----------------
       Provision                                                                      203                  374
       Depreciation                                                                   662                  613
                                                                         -----------------     ----------------
       Total temporary Differences                                                    865                  987
       Less: valuation allowance                                                    (865)                (987)
                                                                         =================     ================
       Total temporary differences with a future tax benefit                           --                    --
                                                                         =================     ================



DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)



15.    SHARE CAPITAL

       Registered share capital at December 31, 1998 consists of 8 million (1997: 8 million) authorised and issued ordinary shares, each of par value HUF 1,000.

       The share capital of Danubius was issued effective with the transformation of Danubius Hotel and Spa Company into a company limited by shares on July 31, 1991. The transformation of share capital has been accounted for as a transfer of the Accumulated Funds balance and Revaluation Reserve at December 31, 1990 into Share Capital and Capital Reserve accounts.

       Under the terms of Danubius' Articles of Association, the Company may also issue shares to employees from time to time as part of the Company's compensation arrangements.

       During the year, Danubius repurchased 230,898 of its own shares for HUF 819 million. These shares are shown as a component of shareholders' equity. The Hungarian Companies acts requires these shares to be sold within one year from the date of purchase. The unrealised gain on these shares at December 31, 1998 was HUF 232 million.



16.      CAPITAL CONTRIBUTION

       In accordance with the Hungarian Privatisation Act of 1989 which allows 20% of the proceeds of certain shares sold by APV Rt. to be paid to the Company as a capital contribution the Company received HUF 1,076 million in 1997. The Company became entitled to the contribution based on agreements made with APV Rt. in 1997 relating to shares sold in 1992, 1993 and 1994. The Company is required to issue shares to the employees from this amount.

       In addition to the capital contribution the Company received HUF 831 million (HUF 681 million net of tax) late payment interest determined by reference to the date of the shares sold by APV Rt. During the year, the Company received legal advice that the late payment interest received during 1997 must be included in the employee share issue. Consequently, in 1998 the HUF 681 million after tax late payment interest has been transferred to the capital reserve. In the prior year financial statements this item was recorded as extraordinary income net of tax.

       Of the total amount of HUF 1,907 million, HUF 1,407 was received after deducting HUF 500 million owed to APV Rt., as more fully described in note 20.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)



17.    COMMITMENTS

         a) The acquisition of Hungar Hotels required HUF 2 billion to be spent on refurbishment of that hotel chain over a three a year period. (See note 20.) Total spending to satisfy this commitment to the end of 1998 was HUF 1,893 million (1997: HUF 822 million). The amount to be committed in 1999 has not yet been approved by is expected to be around HUF 1,000 million.

         b) The Group has also made commitments to spend HUF 289 million (1997:
            HUF 45 million) on refurbishment and renovations of the remaining hotel buildings and facilities during 1999.

         c) In 1998, the Company decided to implement the Oracle enterprise system to improve management information systems. By the end of 1998, HUF 197 million had been spent with respect to the implementation of this new system. Commitments to spend an additional HUF 305 million in 1999 remain.



18.    CONTINGENT LIABILITY

       In 1997, the Company was reviewed by the tax and the social security authority. The authorities claimed net HUF 76 million tax and social security including penalties (and including HUF 17 million VAT may be recovered). The Company has challenged the findings of the review and in 1997 raised a provision of HUF 24 million. There was no change in the status of this issue in 1998.



19.    RELATED PARTY TRANSACTIONS

       During 1998, HUF 81 million (1997: HUF 61 million) was paid for management services and HUF 130 million (1997: HUF 55 million) in rental fees to the Investor group (the ultimate parent company of Danubius in Hungary).

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)


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

       The acquisition was made as follows:

                                                                                                HUF 000,000
                                                                                            --------------------

          Cost of investment
            Cash and tender bonds                                                                      7,000
            Compensation coupons                                                                         572
            Tax on gain on compensation coupons                                                          190
            Acquisition costs incurred                                                                    91
                                                                                            --------------------

          Total purchase price                                                                         7,853


          Less: book value of net assets acquired                                                     11,726
          Fair value adjustments                                                                         (41)
          Plus: minority interest therein                                                              1,753
                                                                                            --------------------

          Negative goodwill                                                                            2,079
                                                                                            ====================

       The redemption value of the compensation coupons as per the purchase contract was HUF 1,625 million. These were purchased by the Company on the open market at a cost of HUF 572 million. The difference between the redemption value and the purchase cost of HUF

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)



       1,053 million was subject to corporation tax at the statutory rate of 18%. The tax on the gain on compensation coupons has been included as part of the cost of investment.

       ACQUISITION OF HUNGAR HOTELS (CONTINUED)

       On September 24, 1997 the Company acquired further 14.78% of the shares from the employee consortium. The cost of investment was HUF 813 million which resulted in an additional HUF 914 million negative goodwill.


21.    SUMMARY FINANCIAL INFORMATION OF ACQUISITIONS

       Summary financial information for significant subsidiaries acquired during 1997:


        Acquisition Balance sheet                                          Hungar Hotels
        Total Current Assets                                                      1,500
        Total Fixed Assets                                                       11,053
        Total Liabilities                                                         (827)
                                                                         -------------------

        Net Assets                                                               11,726
                                                                         ===================

        Income Statement
          Included from -                                                    January 1,

        Net Sales                                                                 8,209
        Pro forma Operating profit                                                1,162
        Net profit                                                                1,074


22.    RETAINED EARNINGS

       Dividends are only available for payment from retained earnings calculated according to the Hungarian Accounting Law. The following retained earnings are available for payment of dividends:

                                                                        December 31,          December 31,
                                                                            1998                  1997
                                                                     -------------------   -------------------

          Hungarian Accounting Law retained earnings                         11,479                8,072
                                                                     ===================   ===================

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)


       If dividends are paid to non-resident shareholders, a withholding tax of up to 20% must be paid. The rate of tax payable is dependent on the residency of the shareholder which may reduce this rate of tax.

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


24.    PENSION SCHEME

       The pension scheme is available for all employees after half year employment. The contribution expense was HUF 164 million (1997: 121 million) and charged against profit for the year in which the contribution is payable. The contribution is paid on 5% of the salary by the Group. The assets of the fund are held in a separate trustee administered funds.


25.    FINANCIAL INSTRUMENTS

       Currency risk
       The Company's sales prices are primarily quoted in Deutschmarks or US dollars and income received in hard currencies or Hungarian forints.

       The Group has DEM 45.3 million loans outstanding at year end. See note
       10.

       Management believes that its sales revenue is substantially protected against the effects of forint devaluation against hard currencies and has not therefore regularly entered into foreign currency hedging contracts or other derivative products.

       Interest rate risk
       Interest rates on loans are listed in note 11. Management did not enter into any interest rate hedging contract as management believes the contracted interest rates are favourable for the Company.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(All amounts in HUF 000,000's, unless otherwise noted)


       Credit risk
       Financial assets which may be subject to credit risk consist of short term investment, cash in bank and trade receivable. Short term investments are government securities, cash is held at major Hungarian banks and the provision for doubtful receivables reflects credit risk on trade receivables. The Company has no significant concentrations of credit risk.

26.    BUSINESSES MANAGED FOR APV RT.

       The ownership of the following businesses were retained by APV Rt. on the transformation of Hungar Hotels and as at December 31, 1998 are still being managed by Hungar Hotels in return for management fee:

       Hungaria Hotel
       Nador Hotel (closed)

       The following managed business units were sold during 1998 to Ravill Rt. and continue to be managed by the Company:

       Claudius Hotel
       Savaria Hotel

       Sales income amounting to HUF 632 million and cost of sales of the managed business units are not included in the accompanying financial statements. Any losses are charged to APV Rt. and profits paid to APV Rt. for the operation of these business units.


27.    SUBSEQUENT EVENTS

       Management and the investors decided to reorganise the Danubius Group into a more efficient structure. The reorganisation involves Danubius Rt., Helia Rt. and Hungar Hotels Rt. It is planned to establish a holding company (Danubius), a hotel operator (Helia) and a property management company (Hungar Hotels).

       At the shareholders' meeting on December 18, 1998 it was decided to increase the share capital of Hungar Hotels by transferring the hotel buildings from Danubius and Helia on January 1, 1999 (except for Margitsziget and Gellert) at net book value. The Court of Registration registered the share capital increase effective January 12, 1999. The Hungar Hotels name was changed to Hungaria Szalloda-Ingatlankezelo Rt.

       The other fixed assets, inventories and receivables were sold by Danubius and Hungar Hotels to Helia in January 1999. The Helia Rt. name was changed to Danubius Szallodauzemelteto es Szolgaltato Rt.

(c) Exhibits
    --------

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

10.1                Agreement dated May 2, 1991 by and between the Registrant, Balton B. V., Koor Trade
                    Limited and Balton C.P. Limited for acquisition of 51% interest in Balton C. P. Limited
                    (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1992)

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


Dated:  April 20, 1999              IIC Industries Inc.


                                 By: /s/ Bernard Schreier
                                     ---------------------
                                     Bernard Schreier, Chairman
                                     of the Board and President
                                     (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


 SIGNATURE                                                           TITLE                                  DATE
----------                                                           -----                                  ----
 /s/ Bernard Schreier                            Chairman of the Board,                                April 21, 1999
--------------------                             President and Director
Bernard Schreier                                 (Principal Executive Officer)

/s/ Michael M. Wreschner                         Director                                              April 21, 1999
------------------------                         (Principal Financial Officer
Michael M. Wreschner                             and Chief Accounting Officer)

/s/ Leonard Goldfine                             Director                                              April 21, 1999
---------------------
Leonard Goldfine


/s/ John E. Smith                                Director                                              April 21, 1999
-----------------
John E. Smith


/s/ Wilfred Wyler                                Director                                              April 21, 1999
------------------
Wilfred Wyler


/s/ Alfred L. Simon                              Director                                              April 21, 1999
-------------------
Alfred L. Simon


===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                              -------------------


                                   EXHIBITS

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          COMMISSION FILE NO. 811-854



                             --------------------
                              IIC INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)
                             --------------------


===============================================================================