Form 10-K/A
period 1998-12-31
IIC INDUSTRIES INC
filed 1999-04-28
CIK 52741

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The purpose of this amendment is to correct a typographical error on the Statement of Cash Flows for the year ended December 31, 1998. (Item 14(a)(1). The amended Statement of Cash Flows is attached.

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,
                          (dollar amounts in thousands)

                                                             1998        1997        1996
                                                           --------    --------    --------
Cash flows from operating activities
   Net income                                              $  3,629    $  5,373    $ 12,711
                                                           --------    --------    --------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
        Depreciation                                          3,428       3,555       3,253
        Amortization                                             25          67          75
        Equity in (earnings) of affiliates, net
         of dividends                                        (4,361)     (4,156)     (4,230)
        Minority interest                                       434      (1,087)      2,935
        Gain on sale of noncurrent assets                      (410)     (2,486)     (2,230)
        Foreign currency loss                                 2,563       2,453         263
        Changes in operating assets and liabilities, net
          of effects of acquisition and dispositions of
          businesses:
            Accounts receivable                               2,165       3,122     (13,339)
            Inventories                                       7,983      12,012     (20,880)
            Advances to subcontractors                                                1,054
            Other assets                                        405          64        (188)
            Accounts payable and accrued expenses             4,426      (3,932)      7,772
            Advances from customers                             372      (7,018)      1,681
                                                           --------    --------    --------

        Total adjustments                                    17,030       2,594     (23,834)
                                                           --------    --------    --------
        Net cash provided by (used in) operating
          activities                                         20,659       7,967     (11,123)
                                                           --------    --------    --------

Cash flows from investing activities
   Purchase of subsidiaries, net of cash acquired            (3,668)       (359)     (2,510)
   Purchase of property and equipment                        (5,092)     (5,264)    (10,636)
   Purchase of  investments                                 (12,993)     (3,730)     (1,713)
   (Purchase) sale of other assets                           (1,984)        234          74
   Deposits                                                   2,000
   Advances (to) from affiliates                                (56)        158         (71)
   Proceeds on disposal of property and equipment             1,600       2,733       3,178
   Proceeds on disposal of investments                          717       2,549       1,558
   Restricted cash                                             (156)      8,145      (2,637)
   Redemption of notes and loan receivable                       94         389         196
                                                           --------    --------    --------
        Net cash (used in) provided by investing
          activities                                        (19,538)      4,855     (12,561)
                                                           --------    --------    --------

The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                            Years ended December 31,
                          (dollar amounts in thousands)

                                                        1998        1997        1996
                                                      --------    --------    --------
Cash flows from financing activities
   Issuance of long-term debt                         $  1,240    $    911    $    422
   Principal payments on long-term debt                 (2,641)       (100)       (381)
   Net (payments) receipts of short-term bank loans    (11,799)     (6,766)     23,074
                                                      --------    --------    --------

        Net cash (used in) provided by financing
          activities                                   (13,200)     (5,955)     23,115
                                                      --------    --------    --------

        (Decrease) increase in cash and cash
          equivalents during the year before
          effect of exchange rate on cash              (12,079)      6,867        (569)

Effect of exchange rate on cash                            255      (1,297)     (1,634)
                                                      --------    --------    --------

           (Decrease) increase in cash and cash
              equivalents during the year              (11,824)      5,570      (2,203)

Cash and cash equivalents at beginning of year          22,781      17,211      19,414
                                                      --------    --------    --------

Cash and cash equivalents at end of year              $ 10,957    $ 22,781    $ 17,211
                                                      ========    ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for
     Interest                                         $  2,336    $  5,976    $  6,077
     Income taxes                                        2,170       3,457       3,225

The accompanying notes are an integral part of these statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 27, 1999                  IIC Industries Inc.


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

        SIGNATURE                    TITLE                           DATE
        ---------                    -----                           ----

 /s/ Bernard Schreier        Chairman of the Board,              April 27, 1999
 ------------------------    President and Director
 Bernard Schreier            (Principal Executive Officer)

 /s/ Michael M. Wreschner    Director                            April 27, 1999
 ------------------------    (Principal Financial Officer
 Michael M. Wreschner        and Chief Accounting Officer)