Form 10-Q
period 1999-03-31
IIC INDUSTRIES INC
filed 1999-05-17
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                         Commission file number: 811-854

                              IIC Industries, Inc.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                 13-567594
-------------------------------                 -------------------
(STATE OF OTHER JURISDICTION OF                 (IRS IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                       NUMBER)

       420 Lexington Avenue; New York, N.Y.                         10170
---------------------------------------------------              ------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at April 30, 1999.

                              FINANCIAL INFORMATION



  FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

       Consolidated Balance Sheets
       at March 31, 1999
       and December 31, 1998                                               3

       Consolidated Statements of Operations and Comprehensive Loss
       for the Three Months Ended March 31,
       1999 and March 31, 1998                                             5

       Consolidated Statement of Cash Flows
       for the Three Months Ended March 31,
       1999 and March 31, 1998                                             6

       Notes to Consolidated Financial
       Statements                                                          7

                      IIC Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)


                                               MARCH 31,         December 31,
                           ASSETS                1999               1998
                                               ---------         ------------

CURRENT ASSETS
    Cash and cash equivalents                  $12,075             $10,957
    Accounts receivable, net                    36,684              34,797
    Inventories, net (Note C)                   34,128              32,603
    Deposit                                      2,000               2,000
    Other current assets                         5,989               8,143
                                                 -----             -------

         Total current assets                   90,876              88,500

RESTRICTED CASH                                    434                 367

PROPERTY AND EQUIPMENT, NET                     32,025              34,738

INVESTMENTS                                     38,271              40,585

OTHER ASSETS                                     3,088               2,648
                                                 -----           ---------

                                              $164,694            $166,838
                                              ========            ========











The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                      MARCH 31,    December 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY          1999          1998
                                                      ---------    ------------


CURRENT LIABILITIES
    Accounts payable                                  $ 22,206      $ 18,492
    Bank loans                                          11,137        11,609
    Current maturities of long-term debt                   233           355
    Accrued expenses and other payables                 10,397        13,813
    Due to related parties                                 898         3,247
    Advances from customers                              6,649         4,655
                                                      --------      --------

         Total current liabilities                      51,520        52,171

LONG-TERM DEBT, less current portion                     3,774         3,281

DUE TO AFFILIATES                                        1,919         1,738

OTHER LIABILITIES AND DEFERRED
    CREDITS                                              7,690         6,477

MINORITY INTERESTS                                      14,198        14,738
                                                      --------      --------

                                                        79,101        78,405

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share;
       authorized 7,200,000 shares; issued
       6,343,224 shares                                  1,586         1,586
    Additional paid-in capital                          22,941        22,941
    Retained earnings                                  100,334       101,055
    Accumulated other comprehensive loss               (36,543)      (34,424)
    Less treasury stock - at cost (649,752 shares)      (2,725)       (2,725)
                                                      --------      --------

                                                        85,593        88,433
                                                      --------      --------

                                                      $164,694      $166,838
                                                      ========      ========


The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)




THREE MONTHS ENDED MARCH 31,
                                                          1999          1998
                                                          ----          ----

Net sales                                               $39,922      $  56,729
Cost of sales                                            28,130         46,113
                                                      ---------      ---------

         Gross profit                                    11,792         10,616

Selling, general and administrative expenses             10,458         10,416
                                                      ---------      ---------

         Operating income                                 1,334            200
                                                      ---------      ---------

Other income (expenses)
    Interest income                                         290            523
    Equity in (loss) earnings of affiliates                (710)          (153)
    Foreign currency loss (Note B)                         (882)          (252)
    Gain on sale of noncurrent assets, net                   71            116
    Interest expense                                       (487)          (949)
    Other, net                                              118             76
                                                      ---------      ---------

         (Loss) Income before income taxes and
             minority interest                             (266)          (439)

Income taxes                                               (190)          (414)
                                                      ----------     ---------

         (Loss) Income before minority interest            (456)          (853)

Minority Interests                                         (265)             2
                                                      ---------      ---------

         NET LOSS                                          (721)          (851)

Other comprehensive loss:

           Foreign currency translation adjustments      (2,119)        (1,370)
                                                      ---------      ---------
           COMPREHENSIVE LOSS                            (2,840)        (2,221)
                                                      =========      =========

Basic net loss per common share                           (0.13)         (0.14)
                                                      =========      =========

Basic average number of common shares outstanding     5,693,472      5,693,472
                                                      =========      =========



The accompanying notes are an integral part of these statements

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                          (dollar amounts in thousands)


                                                                         THREE MONTHS ENDED  MARCH 31,
                                                                         -----------------------------
                                                                          1999                  1998
                                                                          ----                  ----

Net cash (used in) provided by operating activities                    $(1,437)               $ 6,599
                                                                       -------                -------
Cash flows from investing activities
    Purchase of property and equipment                                    (590)                (1,491)
    Purchase of investments                                                (26)
    Proceeds on disposal of property and equipment                       1,123                    201
    Proceeds on disposal of investments                                                             3
    Restricted cash                                                        (67)                   (80)
                                                                       -------                -------
         Net cash provided by (used in) by investing activities            440                 (1,367)
                                                                       -------                -------
Cash flows from financing activities
    Issuance of long-term debt                                             278                    637
    Principal payments of long term debt                                  (100)
    Net receipts (payments) of short-term bank loans                     2,051                 (5,974)
                                                                       -------                -------
         Net cash provided by (used in) financing activities             2,229                 (5,337)
Effect of exchange rate on cash                                           (114)                   (45)
                                                                       -------                -------
         Net increase (decrease) in cash and cash equivalents
           during the period                                             1,118                   (150)
Cash and cash equivalents at beginning of period                        10,957                 22,781
                                                                       -------                -------
Cash and cash equivalents at end of period                             $12,075                $22,631
                                                                       =======                =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                           $477                   $891
       Income taxes                                                        396                    242





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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a normal recurring accrual nature and disclosures necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1999 and March 31, 1998.


NOTE B - FOREIGN CURRENCY TRANSLATION

     Investor Rt ("Investor"), a majority-owned subsidiary, uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders' equity.

     The Israel Tractors and Equipment Company Limited ("Israel Tractor"), a wholly-owned subsidiary, uses the US dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted, or to which it is linked. Balton C.P. Limited ("Balton"), a majority-owned subsidiary, uses the US dollar as the functional currency for some of its operations, since the subsidiaries in Nigeria, Ghana and Zambia operate in hyperinflationary economies. These subsidiaries translate monetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Adjustments resulting from the translation of these entities are included in results of operations. The remaining Balton subsidiairies, which operate in Tanzania, Uganda, Kenya and the Cote D'Invoire, use the local currencies, as their functional currency and translate all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and record adjustments resulting from the translation in a separate component of shareholders' equity.

     Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)



NOTE C - INVENTORIES

     Inventories are as follows:

                                         MARCH 31,         December 31,
                                           1999               1998
                                         ---------         ------------
        Raw materials                     $3,612             $ 5,380
        Work-in-progress                     363                 536
        Finished goods                    30,153              26,687
                                          ------             -------

                                         $34,128             $32,603
                                         =======             =======


NOTE D - CONTINGENCIES

     The Company has given a guarantee to the bankers of Balton amounting to $2.1 million. The guarantee is in respect of various outstanding letters of credit given by the bankers of certain of Balton's creditors. The Company has also agreed to indemnify a co-guarantor for any losses accumulating to $735,000.

     Balton has given guarantees to third parties in the amount of approximately $2,270,000.

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $10 million.


NOTE E - INVESTMENT IN AFFILIATE

     At March 31, 1999, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 37% at a cumulative cost of approximately $37 million. Danubius owns a number of hotels in Hungary and specializes in spa facilities.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)



NOTE E (CONTINUED)

     Accordingly, the Company accounted for this investment under the equity method at March 31, 1999. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.

     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. (See the Investor section of the Management's Discussion and Analysis) There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:


                                       MARCH 31, 1999         March 31, 1998
                                       --------------         --------------

      Current assets                       $37,864               $ 21,853
      Noncurrent assets                    135,077                148,446
      Current liabilities                   28,771                 11,917
      Noncurrent liabilities                32,297                 48,392
      Stockholders' equity                 111,873                109,990



                                    THREE MONTHS ENDED     Three Months ended
                                      MARCH 31, 1999         March 31, 1998
                                    ------------------     ------------------


      Sales                               $18,489                $17,897
      Operating income (loss)                  71                   (528)
      Net loss                             (2,048)                  (650)

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)




NOTE F- NEW ACCOUNTING PRONOUNCEMENT

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company has five principal business segments:
     (a)      vehicle sales and service
     (b)      processing/storage of agricultural products
     (c)      the distribution of tractors and other heavy equipment
     (d)      the sale of agricultural, communications and electrical equipment
     (e) other industries including, warehousing, retail and wholesale consumer products and Hungarian corporate.

RESULTS OF OPERATIONS

              The table below sets forth for fiscal quarters ended March 31, 1999 and 1998 certain information with respect to the results of operations of the Company and its principal subsidiaries.


Three Months Ended                Net Sales              Gross Profit          (Loss) Income      Net Income (Loss)
------------------                ---------              ------------           before Income     -----------------
March 31, 1999                                                               Taxes and Minority
                                                                                  Interests
                                                                             ------------------

                               Amount         %         Amount         %       Amount       %       Amount        %
                               ------         -         ------         -       ------       -       ------        -
                           (In thousands)           (In thousands)         (In thousands)       (In thousands)

IIC Industries Inc.                --         --            --         --         (44)     (16.5)     (145)      (20.1)
(parent company)

Israel Tractors &             $14,703       36.8        $3,900       33.1         345      129.7       195        27.0
Equipment Co. (Israel)

Balton CP Group (Africa)       13,294       33.3         4,219       35.8         324      121.8       165        22.9

Investor RT Group              11,925       29.9         3,673       31.1        (891)    (335.0)     (936)     (129.8)
                              -------      -----       -------      -----       -----     ------     -----       -----
(Hungary)

                              $39,922      100.0       $11,792      100.0       $(266)    (100.0)    $(721)      100.0
                              =======      =====       =======      =====       =====     ======     =====       =====



Three Months Ended                Net Sales              Gross Profit          (Loss) Income      Net Income (Loss)
------------------                ---------              ------------           before Income     -----------------
March 31, 1998                                                               Taxes and Minority
                                                                                  Interests
                                                                             ------------------

                               Amount         %         Amount         %       Amount       %       Amount        %
                               ------         -         ------         -       ------       -       ------        -
                           (In thousands)           (In thousands)         (In thousands)       (In thousands)

IIC Industries Inc.                --         --            --         --        (74)     (16.9)     (108)     (12.7)
(parent company)

Israel Tractors &             $14,467       25.5        $3,811       35.9       (207)     (47.2)     (401)     (47.1)
Equipment Co. (Israel)

Balton CP Group (Africa)       11,857       20.9         3,787       35.7        337       76.8        99       11.6

Investor RT Group              30,405       53.6         3,018       28.4       (495)    (112.7)     (441)     (51.8)
                              -------      -----       -------      -----      -----     ------     -----     ------
(Hungary)

                              $56,729      100.0       $10,616      100.0      $(439)    (100.0)    $(851)    (100.0)
                              =======      =====       =======      =====      =====     ======     =====     ======

CONSOLIDATED RESULTS OF OPERATIONS

     Net Sales. Net Sales on a consolidated basis for the fiscal quarter ended March 31, 1999 decreased by approximately $17 million as compared to the comparable period in 1998. The decrease is primarily due to the rationalization of Investor's agricultural commodity business.

     Gross Profit. Gross Profit on a consolidated basis for the fiscal quarter ended March 31, 1999 increased by approximately $1.2 million or approximately 11%, to approximately $11.8 million, or approximately 29.5% of Net Sales, from approximately $10.6 million, or approximately 18.7% of Net Sales, in the corresponding period in 1998. This increase was mainly attributable to the rationalization of Investor's agricultural commodity business.

     Operating income. Operating income on a consolidated basis for the first fiscal quarter of 1999 increased by approximately $1.1 million, to $1.3 million, or approximately 3.3% of net sales, from approximately $200,000, or approximately 0.3% of Net Sales for the corresponding period in 1998. This increase was principally due to the rationalization of Investor's agricultural commodity business.

     Interest income. Interest income decreased for the quarter by $233,000, or approximately 45%, to $290,000. This decrease was principally due to lower cash balances and lower rates of interest in the various countries of operations.

     Interest expense. Interest expense in the quarter decreased by $462,000, or approximately 49%, to approximately $487,000 due to the decrease in bank loans and lower rates of interest.

     Loss before Income Taxes and Minority Interest. Loss before Income Taxes and Minority Interest in the first fiscal quarter of 1998 was approximately $266,000, compared to a Loss before Income Taxes and Minority Interest in the first fiscal quarter of 1998 of approximately $439,000.

     Minority Interests. Minority Interests for the first fiscal quarter of 1999 decreased by $267,000 as compared to the first fiscal quarter of 1998 as a result of the reduction of losses in Agrimpex.

     Net Loss. Net Loss for the first fiscal quarter of 1999 was approximately $721,000, compared to Net Loss in the first fiscal quarter of 1998 of approximately $851,000.

     The table below sets forth for the three months ended March 31, 1999 and 1998 certain information with respect to the results of operations of the Company and its five principal business segments.

                                 Three Months Ended March 31, 1999                  Three Months Ended March 31, 1998

                                                     Income (Loss) before                           Income (Loss) before
                                                       Income Taxes and                               Income Taxes and
                                   Net Sales           Minority Interest         Net Sales            Minority Interest
                                   ---------           -----------------         ---------            -----------------
                                 Amount        %        Amount        %      Amount         %          Amount          %
                             (In thousands)         (In thousands)       (In thousands)            (In thousands)
--------------------------------------------------------------------------------------------------------------------------

Vehicle sales and               $ 3,304       8.3      $   107      40.2    $ 2,828        5.0         $   39         8.9
distribution (Investor)

Processing/storage of             6,783      17.0          280     105.3     27,208       47.9           (221)      (50.3)
agricultural products
(Investor)

Other Industries (Investor)       1,838       4.6       (1,322)   (497.0)       369        0.7           (387)      (88.2)

Tractors and heavy equipment     14,703      36.8          345     129.7     14,467       25.5           (207)      (47.2)
(Israel Tractor)

Agricultural, communications     13,294      33.3          324     121.8     11,857       20.9            337        76.8
and electrical equipment
(Balton CP)
                                -------     -----      -------    ------    -------      -----         ------      ------
                                $39,922     100.0      $  (266)   (100.0)   $56,729      100.0         $ (439)     (100.0)
                                =======     =====      =======    ======    =======      =====         ======      ======


         INVESTOR

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary.

     Vehicle Sales and Service Segment

     o Net Sales for the three months ended March 31, 1999 increased by approximately $476,000, or approximately 17%, as compared to the corresponding period in 1998.

     o There was Income before Minority Interests and Income Taxes for the three months ended March 31, 1999 of $107,000 as compared to a loss of $39,000 in the corresponding period in 1998.

     The increase in Net Sales and in Income before Income Taxes and Minority Interests was primarily due to increased marketing activity resulting in more vehicles being sold, while maintaining the margin.

Processing/Storage of Agricultural Products Segment

     o Net Sales for the three months ended March 31, 1999 decreased by approximately $20.4 million or 75%, as compared to the corresponding period in 1998. The decrease in Net Sales was primarily due to the rationalization of the agricultural commodity trading business.

     o The Income before Income Taxes and Minority Interest for the three months ended March 31, 1999 was $280,000 compared to a Loss before Income Taxes and Minority Interest of $221,000 for the corresponding period in 1998. This increase in income was primarily due to the rationalization of the agricultural commodity trading business.

Other Industries

     o Net Sales for the quarter ended March 31, 1999 increased by approximately $1.47 million as compared to the corresponding period in 1998.

     o The Loss before Income Taxes and Minority Interest was approximately $1.3 million for the three months ended March 31, 1999, compared to a loss of approximately $387,000 for the three months ended March 31, 1998. The increase in the loss arose primarily due a higher loss in the equity investment of Danubius, which, in turn, was due to a non-recurring additional depreciation charge of approximately $1.83 million resulting from writing off of all fixed assets with a book value of less than $130.


         ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

     o Net Sales for the three months ended March 31, 1999 increased by $236,000 million, or approximately 1.6% as compared to the corresponding period in 1998. This increase was due to an increase in demand for the Company's products.

     o The Income before Income Taxes and Minority Interest for the three months ended March 31, 1999 was $345,000 as compared to Loss before Income Taxes and Minority Interest of $207,000 for the corresponding period in 1998 as a result of a reduction of expenses.


         BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT
         SEGMENT

     o Net Sales for the three months ended March 31, 1999 increased by approximately $1.4 million or approximately 12%, as compared to the corresponding period in 1998. This was due to increased demand for the Company's products.

     o Income before Income Taxes and Minority Interests for the three months ended March 31, 1999 decreased by approximately $13,000, as compared to the corresponding period in 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1999. At March 31, 1999, IIC Industries Inc., (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $28.2 million, including cash and cash equivalents of $7.4 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At March 31, 1999, Israel Tractor, Investor and Balton Tractor had outstanding short-term indebtedness of approximately $1.5 million, $6.9 million and $2.7 million, respectively.

     At March 31, 1999, Israel Tractor, Investor and Balton had unused lines of short-term credit of $2 million, $10.8 million and $4 million, respectively .

     During the first quarter of 1999, Israel Tractor, Investor, and Balton made capital expenditures of $80,000; $296,000 and $214,000, respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At March 31, 1999, the Company had no significant capital commitments.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 1998 and during the first quarter of 1999, and therefore did not significantly affect operations in that country. Furthermore, there was a revaluation of the Israeli shekel against the U.S. Dollar in the first three months of 1999 of 3.7%. (14.8% annualized)

     Significant rates of inflation persisted in the African countries where Balton CP operates, triggering significant devaluations of local currencies.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1998, the income from the Company's Hungarian, African and Israeli subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which floats against a basket of two currencies (the U.S. dollar and the European Currency
Unit) underwent devaluations against the U.S. dollar at the rate of 7% during 1998. Since the beginning of 1999, the Hungarian currency has been further devalued by approximately 8% against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain of African countries such as Zambia and Uganda operate in hyper-inflationary economies, and. the Israeli shekel devalued 17.6% against the U.S. dollar in 1998, even though the devaluation was modest in previous years. Since the beginning of 1999, the Israeli shekel has been revalued by approximately 3.7% against the U.S. Dollar.

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

At March 31, 1999, Israel Tractor had foreign currency forward contracts, with notional values of $4 million, to purchase and sell Israeli shekels. All of the contracts mature in September 1999.

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



Date:  May 14, 1999
                                              IIC INDUSTRIES, INC.



                                              By: /s/ Fortunee F. Cohen
                                                  -----------------------------
                                                  Fortunee F. Cohen, Secretary


                                              By: /s/ Michael M. Wreschner
                                                  -----------------------------
                                                  Michael M. Wreschner
                                                  Director, Principal Financial
                                                  Officer and Chief Accounting
                                                  Officer