Form 10-Q
period 1999-06-30
IIC INDUSTRIES INC
filed 1999-08-16
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                         Commission file number: 811-854

                              IIC Industries, Inc.
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                           13-567594
------------------------------------------    ----------------------------------
(STATE OF OTHER JURISDICTION OF                        (IRS IDENTIFICATION
INCORPORATION OR ORGANIZATION)                              NUMBER)

  420 Lexington Avenue; New York, N.Y.                        10170
------------------------------------------    ----------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at July 31, 1999.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
   Consolidated Balance Sheets
   at June 30, 1999
   and December 31, 1998                                                     3

   Consolidated Statements of Operations and Comprehensive Loss
   for the Six Months Ended
   June 30,1999 and June 30, 1998                                            5

   Consolidated Statements of Operations and Comprehensive Income
   for the Three Months Ended
   June 30,1999 and June 30, 1998                                            6

   Consolidated Statement of Cash Flows
   for the Six Months Ended
   June 30, 1999 and June 30, 1998                                           7

   Notes to Consolidated Financial
   Statements                                                                8

                      IIC Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)



                                                 JUNE 30,         December 31,
                   ASSETS                          1999               1998
                                               -----------         ---------

CURRENT ASSETS
    Cash and cash equivalents                  $13,923             $10,957
    Accounts receivable, net                    38,888              34,797
    Inventories, net (Note C)                   33,525              32,603
    Deposit                                      2,000               2,000
    Other current assets                         6,327               8,143
                                                 -----             -------

         Total current assets                  $94,663              88,500

RESTRICTED CASH                                     42                 367

PROPERTY AND EQUIPMENT, NET                     29,884              34,738

INVESTMENTS                                     41,344              40,585

OTHER ASSETS                                     3,436               2,648
                                                 -----           ---------

                                              $169,369            $166,838
                                              ========            ========



The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)



                                                        JUNE 30,    December 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY              1999         1998
                                                       -----------   ---------

CURRENT LIABILITIES
    Accounts payable                                      $29,300     $18,492
    Bank loans                                             10,534      11,609
    Current maturities of long-term debt                       43         355
    Accrued expenses and other payables                     9,195      13,813
    Due to related parties                                    746       3,247
    Advances from customers                                 5,197       4,655
                                                            -----   ---------

         Total current liabilities                         55,015      52,171

LONG-TERM DEBT, less current portion                        3,564       3,281

DUE TO AFFILIATES                                           1,451       1,738

OTHER LIABILITIES AND DEFERRED
    CREDITS                                                 7,309       6,477

MINORITY INTERESTS                                         14,321      14,738
                                                           ------    --------

                                                           81,660      78,405

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share;
       Authorized 7,200,000 shares; issued
       6,343,224 shares                                     1,586       1,586
    Additional paid-in capital                             22,941      22,941
    Retained earnings                                     103,381     101,055
    Accumulated other comprehensive loss                  (37,474)    (34,424)
    Less treasury stock - at cost (649,752 shares)         (2,725)     (2,725)
                                                           -------   --------

                                                           87,709      88,433
                                                           ------    --------

                                                         $169,369    $166,838
                                                         ========    ========


The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)



                                                      SIX  MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                        1999          1998
                                                        ----          ----

Net sales                                             $91,030      $112,503
Cost of sales                                          66,188        89,151
                                                       ------        ------

         Gross profit                                  24,842        23,352

Selling, general and administrative expenses           21,712        21,496
                                                       ------        ------

         Operating income                               3,130         1,856
                                                        -----         -----

Other income (expenses)
    Interest income                                       565           979
    Equity in earnings of affiliates                    1,343         1,652
    Foreign currency loss (Note B)                     (1,370)         (290)
    Gain(loss) on sale of noncurrent assets, net          314           (74)
    Interest expense                                     (816)       (1,760)
    Other, net                                            720           448
                                                          ---           ---

         Income before income taxes and
             Minority interest                          3,886         2,811

Income taxes                                             (609)       (1,488)
                                                         ----        ------

         Income before minority interest                3,277         1,323

Minority Interests                                       (953)          (66)
                                                         ----           ---

         NET INCOME                                    $2,324        $1,257

Other comprehensive loss:
         Foreign currency translation adjustments      (3,050)       (2,312)
                                                       ------        ------

         COMPREHENSIVE LOSS                              (726)       (1,055)
                                                         ====        ======

Basic net income per common share                        0.41          0.22
                                                         ====          ====

Basic average number of common shares outstanding   5,693,472     5,693,472
                                                    =========     =========



The accompanying notes are an integral part of these statements

                      IIC Industries, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)



                                                    THREE  MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                         1999        1998
                                                         ----        ----

Net sales                                              $51,108      $55,774
Cost of sales                                           38,058       43,038
                                                        ------       ------

         Gross profit                                   13,050       12,736

Selling, general and administrative expenses            11,254       11,080
                                                        ------       ------

         Operating income                                1,796        1,656
                                                         -----        -----
Other income (expenses)

    Interest income                                        275          456
    Equity in earnings of affiliates                     2,053        1,805
    Foreign currency loss (Note B)                        (488)         (38)
    Gain(loss) on sale of noncurrent assets, net           243         (190)
    Interest expense                                      (329)        (811)
    Other, net                                             602          372
                                                           ---          ---

         Income before income taxes and
             Minority interest                           4,152        3,250
Income taxes                                              (419)      (1,074)
                                                          -----      -------

         Income before minority interest                 3,733        2,176
Minority Interests                                        (688)         (68)
                                                          -----         ----

         NET INCOME                                     $3,045       $2,108
Other comprehensive loss:
         Foreign currency translation adjustments         (931)        (942)
                                                        ------         -----
         COMPREHENSIVE INCOME                           $2,114       $1,166
                                                        ======       ======
Basic net income  per common share                        0.53         0.37
                                                          ----         ====

Basic average number of common shares outstanding    5,693,472    5,693,472
                                                     =========    =========


The accompanying notes are an integral part of these statements

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (dollar amounts in thousands)



                                                                            SIX MONTHS ENDED  JUNE 30,
                                                                            --------------------------
                                                                           1999                   1998
                                                                           ----                   ----
Net cash provided by operating activities                                 $2,220                 $9,304
                                                                          ------                 ------
Cash flows from investing activities
    Purchase of property and equipment                                    (1,807)                (2,489)
    Purchase of investments                                                 (879)               (13,006)
    Proceeds on disposal of property and equipment                         2,152                    522
    Proceeds on disposal of investments                                       40                     38
    Restricted cash                                                          325                    211
                                                                             ---                    ---
         Net cash (used in) by investing activities                         (169)               (14,724)
                                                                            -----               --------
Cash flows from financing activities
    Payments to acquire subsidiary shares, net of cash acquired             (134)
    Issuance of long-term debt                                               290                    652
    Principal payments of long term debt                                    (290)                  (208)
    Net receipts (payments) of short-term bank loans                       1,266                 (8,252)
                                                                           -----                 -------
         Net cash provided by (used in) financing activities               1,132                  (7,808)

Effect of exchange rate on cash                                             (217)                   (95)
                                                                            -----                   ----
         Net increase (decrease) in cash and cash equivalents
           during the period                                               2,966                (13,323)

Cash and cash equivalents at beginning of period                         10,957                  22,781
                                                                         ------                  ------
  sh and cash equivalents at end of period                               $13,923                 $9,458
                                                                         =======                 ======
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                             $821                 $1,453
       Income taxes                                                        1,078                    799




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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a normal recurring accrual nature and disclosures necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998 and the results of operations and cash flows for the six months ended June 30, 1999 and June 30, 1998.

NOTE B - FOREIGN CURRENCY TRANSLATION

     Investor Rt ("Investor"), a majority-owned subsidiary, uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders' equity.

     The Israel Tractors and Equipment Company Limited ("Israel Tractor"), a wholly-owned subsidiary, uses the US dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted, or to which it is linked. Balton C.P. Limited ("Balton"), a majority-owned subsidiary, uses the US dollar as the functional currency for some of its operations, since the subsidiaries in Nigeria, Ghana and Zambia operate in hyperinflationary economies. These subsidiaries translate monetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Adjustments resulting from the translation of these entities are included in results of operations. The remaining Balton subsidiairies, which operate in Tanzania, Uganda, Kenya and the Cote D'Ivoire, use the local currencies, as their functional currency and translate all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and record adjustments resulting from the translation in a separate component of shareholders' equity.

     Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)

NOTE C - INVENTORIES

     Inventories are as follows:

                                                  JUNE 30,     December 31,
                                                    1999           1998
                                                    ----           ----

        Raw materials                              $3,173       $  5,380
        Work-in-progress                              473            536
        Finished goods                             29,879         26,687
                                                   ------         ------

                                                  $33,525        $32,603
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

     Balton has given guarantees to third parties in the amount of approximately $1,600,000.

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $8.9 million.

NOTE E - INVESTMENT IN AFFILIATE

     At June 30, 1999, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 37% at a cumulative cost of approximately $37 million.

     Danubius owns a number of hotels in Hungary and specializes in spa facilities.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)

NOTE E (CONTINUED)

     Accordingly, the Company accounted for this investment under the equity method at June 30, 1999. Under this method,the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.

     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. (See the Investor section of Management's Discussion and Analysis) There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:

                                             JUNE 30, 1999         June 30, 1998
                                             -------------         -------------

         Current assets                          $32,437               $33,496
         Noncurrent assets                       132,834               144,228
         Current liabilities                      18,057                16,822
         Noncurrent liabilities                   31,449                47,966
         Stockholders' equity                    115,765               112,936



                                          SIX MONTHS ENDED     Six Months ended
                                             JUNE 30, 1999        June 30, 1998
                                             -------------        -------------

         Sales                                   $48,554               $50,229
         Operating income                          5,063                 8,140
         Net income                                4,262                 5,105

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

RESULTS OF OPERATIONS

     The table below sets forth for fiscal quarters ended June 30, 1999 and 1998 certain information with respect to the results of operations of the Company and its principal subsidiaries.




                                                                          Income (loss) before
                                                                            Income Taxes and
Six Months Ended                  Net Sales              Gross Profit      Minority Interests       Net Income (Loss)
----------------                  ---------              ------------     --------------------      -----------------
June 30, 1999
-------------                  Amount         %         Amount         %       Amount       %       Amount       %
                               ------         -         ------         -       ------       -       ------       -

                           (In thousands)           (In thousands)         (In thousands)        (In thousands)

IIC Industries Inc.                --         --            --        --          $(6)     (0.1)      $27       1.2
(parent company)

Israel Tractors &             $25,999       28.6        $7,314      29.4          721      18.5       481      20.7
Equipment Co. (Israel)

Balton CP Group (Africa)       36,289       39.9        10,327      41.6        1,749      45.0       744      32.0

Investor RT Group              28,742       31.5         7,201      29.0        1,422      36.6     1,072      46.1
(Hungary)                      ------       ----         -----      ----        -----      ----     -----      ----

                              $91,030      100.0       $24,842     100.0       $3,886     100.0    $2,324     100.0
                              =======      =====       =======     =====       ======     =====    ======     =====



                                                                        Income (loss) before
                                                                          Income Taxes and
Six Months Ended              Net Sales              Gross Profit        Minority Interests      Net Income (Loss)
----------------              ---------              ------------       --------------------     -----------------
June 30, 1998
-------------                  Amount         %         Amount         %       Amount       %       Amount       %
                               ------         -         ------         -       ------       -       ------       -

                           (In thousands)           (In thousands)         (In thousands)        (In thousands)
IIC Industries Inc.                --        --             --        --         $(63)    (2.2)      $(88)     (7.0)
(parent company )

Israel Tractors &             $27,526      24.5         $8,107      34.7          231      8.2       (119)     (9.4)
Equipment Co. (Israel)

Balton CP Group (Africa)       35,059      31.2          9,257      39.6        1,766     62.8        541      43.0

Investor RT Group              49,918      44.3          5,988      25.7          877     31.2        923      73.4
(Hungary)                      ------      ----          -----      ----          ---     ----        ---      ----

                             $112,503     100.0        $23,352     100.0       $2,811    100. 0    $1,257     100.0
                             ========     =====        =======     =====       ======    ==== =    ======     =====


CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

     Net Sales. Net Sales on a consolidated basis for the fiscal quarter ended June 30, 1999 decreased by approximately $21 million as compared to the comparable period in 1998. The decrease is primarily due to the rationalization of Investor's agricultural commodity business.

     Gross Profit. Gross Profit on a consolidated basis for the fiscal quarter ended June 30, 1999 increased by approximately $1.5 million or approximately 6%, to approximately $24.9 million, or approximately 27% of Net Sales, from approximately $23.4 million, or approximately 21% of Net Sales, in the corresponding period in 1998. This increase was mainly attributable to the rationalization of Investor's agricultural commodity business.

     Operating income. Operating income on a consolidated basis for the first fiscal half of 1999 increased by approximately $1.3 million, to $3.1 million, or approximately 3.4% of net sales, from approximately $1.9 million, or approximately 1.6% of Net Sales for the corresponding period in 1998. This increase was principally due to the rationalization of Investor's agricultural commodity business.

     Interest income. Interest income decreased for the first half by $414,000, or approximately 42%, to $565,000. This decrease was principally due to lower cash balances and lower rates of interest in the various countries in which the Company's operations are located.

     Interest expense. Interest expense in the first half decreased by $944,000, or approximately 54%, to approximately $816,000 due to the decrease in bank loans and lower rates of interest.

     Income before Income Taxes and Minority Interests Income before Income Taxes and Minority Interest in the first fiscal half of 1999 was approximately $3,886,000, compared to Income before Income Taxes and Minority Interest in the first fiscal half of 1998 of approximately $2,811,000.

     Minority Interests. The value of the Minority Interests for the first fiscal half of 1999 increased by $887,000 as compared to the first fiscal half of 1998 as a result of the rationalization of Investor's agricultural commodity business.

     Net Income. Net Income for the first fiscal half of 1999 was approximately $2,324,000, compared to Net Income in the first fiscal half of 1998 of approximately $1,257,000.

     The table below sets forth for the three months ended June 30, 1999 and 1998 certain information with respect to the results of operations of the Company and its five principal business segments.


                                         Six Months Ended June 30, 1999                     Six Months Ended June 30, 1998
                                                             Income (Loss) before                        Income (Loss) before
                                                               Income Taxes and                            Income Taxes and
                                         Net Sales             Minority Interest            Net Sales      Minority Interest
                                         ---------             -----------------            ---------      -----------------
                                  Amount         %       Amount         %        Amount         %       Amount           %
                              (In thousands)         (In thousands)         (In thousands)         (In thousands)

---------------------------------------------------------------------------------------------------------------------------------
Vehicle sales and                  $6,926      7.6       $211         5.4      $6,353         5.6       $143           5.1
distribution (Investor)

Processing/storage of              14,762     16.1        359         9.2      42,811        38.1       (653)        (23.2)
agricultural products
(Investor)

Other Industries (Investor)         7,054      7.8        846        21.9         754         0.6      1,324          47.1

Tractors and heavy equipment
(Israel Tractor)                   25,999     28.6        721        18.5     $27,526        24.5        231           8.2

Agricultural, communications
and electrical equipment           36,289     39.9      1,749        45.0      35,059        31.2      1,766          62.8
(Balton CP)                        ------     ----      -----        ----      ------        ----      -----          ----

                                  $91,030    100.0     $3,886       100.0    $112,503       100.0     $2,811         100.0
                                  =======    =====     ======       =====    ========       =====     ======         =====



       INVESTOR
       --------

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary.

     Vehicle Sales and Service Segment
     ---------------------------------

     o Net Sales for the six months ended June 30, 1999 increased by approximately $573,000, or approximately 9%, as compared to the corresponding period in 1998.

     o There was Income before Minority Interests and Income Taxes for the six months ended June 30, 1999 of $211,000 as compared to a gain of $143,000 in the corresponding period in 1998.

     The increase in Net Sales and in Income before Income Taxes and Minority Interests was primarily due to increased marketing activity resulting in more vehicles being sold, while maintaining the margin.

Processing/Storage of Agricultural Products Segment
---------------------------------------------------

     o Net Sales for the six months ended June 30, 1999 decreased by approximately $28 million or 66%, as compared to the corresponding period in 1998. The decrease in Net Sales was primarily due to the rationalization of the agricultural commodity trading business.

     o The Income before Income Taxes and Minority Interest for the six months ended June 30, 1999 was $359,000 compared to a Loss before Income Taxes and Minority Interest of ($653,000) for the corresponding period in 1998. This increase in income was primarily due to the rationalization of the agricultural commodity trading business.

Other Industries
----------------

     o Net Sales for the first half ended June 30, 1999 increased by approximately $6.3 million as compared to the corresponding period in 1998.

     o The Income before Income Taxes and Minority Interest was approximately $846,000 for the six months ended June 30, 1999, compared to income of approximately $1,324,000 for the six months ended June 30, 1998. The decrease in income arose primarily due to higher interest costs and the effect on earnings of the devaluation of the Forint.

         ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT
         ----------------------------------------------------

     o Net Sales for the six months ended June 30, 1999 decreased by $1.5 million,or approximately 5.6% as compared to the corresponding period in 1998. This decrease was due to a decrease in demand for the Company's products.

     o The Income before Income Taxes and Minority Interest for the six months ended June 30, 1999 was $721,000 as compared to $231,000 for the corresponding period in 1998 as a result of a reduction of expenses.

        BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT SEGMENT
        ------------------------------------------------------------------------

     o Net Sales for the six months ended June 30, 1999 increased by approximately $1.2 million or approximately 3.5%, as compared to the corresponding period in 1998. This was due to increased demand for the Company's products.

     o Income before Income Taxes and Minority Interests for the six months ended June 30, 1999 decreased by approximately $17,000, as compared to the corresponding period in 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1999. At June 30, 1999, IIC Industries Inc., (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $25.8 million, including cash and cash equivalents of $7.7 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At June 30, 1999, Israel Tractor, Investor and Balton had outstanding short-term indebtedness of approximately $3.6 million, $5.7 million and $1.2 million, respectively.

     At June 30, 1999, Israel Tractor, Investor and Balton had unused lines of short-term credit of $3.4 million, $11.4 million and $6.5 million, respectively.

     During the first half of 1999, Israel Tractor, Investor, and Balton made capital expenditures of $331,000; $830,000 and $646,000, respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At June 30, 1999, the Company had no significant capital commitments.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 1998 and during the first half of 1999, and therefore did not significantly affect operations in that country. Furthermore, there was a revaluation of the Israeli shekel against the U.S. Dollar in the first six months of 1999 of 2.7%.

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

Based upon the Company's review and efforts to date, the Company currently anticipates completion of critical Year 2000 compliance issues by mid-1999, and the Company plans to continue integration testing throughout the balance of 1999. If the Company's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers and dealers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations. Factors that could cause actual results to differ include unanticipated supplier or dealer failures, disruption of utilities, transportation or telecommunications breakdowns, foreign or domestic governmental failures, as well as unanticipated failures on our part to address Year 2000 related issues. The most likely worst case scenario for the Company in light of these risks would involve a potential loss in sales resulting from order, production and shipping delays throughout the Company's supply chain caused by Year 2000 related disruptions. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. The Company is in the process of developing Year 2000 contingency plans that will be designed to mitigate the impact on the Company if its Year 2000 compliance efforts are not successful. The targeted completion date for the Company's contingency planning is the end of the third quarter of 1999. The Company's contingency plans may include the use of alternative systems and non-computerized approaches to our business including manual procedures for machine operation, collecting and reporting of its business information, as well as alternative sources of supply. At this time, the Company has not determined whether it will be necessary to stockpile inventory or supplies as part of its contingency planning.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1998, the income from the Company's Hungarian, African and Israeli subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which floats against a basket of two currencies (the U.S. dollar and the European Currency
Unit) underwent devaluations against the U.S. dollar at the rate of 7% during 1998. Since the beginning of 1999, the Hungarian currency has been further devalued by approximately 11% against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain African countries such as Nigeria, Ghana & Zambia operate in hyper-inflationary economies, and, the Israeli shekel devalued 17.6% against the U.S. dollar in 1998, even though the devaluation was modest in previous years. Since the beginning of 1999, the Israeli shekel has been revalued by approximately 2.7% against the U.S. Dollar.

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

At June 30, 1999, Israel Tractor had foreign currency forward contracts, with notional values of $5 million, to purchase and sell Israeli shekels. All of the contracts mature in the next six months.

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

Date:  August 13, 1999


                                      IIC INDUSTRIES, INC.

                                      By: /s/ Fortunee F. Cohen
                                          -------------------------
                                          Fortunee F. Cohen, Secretary

                                      By: /s/ Michael M. Wreschner
                                          -------------------------------
                                          Michael M. Wreschner, Director,
                                          Principal Financial Officer and
                                          Chief Accounting Officer

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the period covered by this report.


         EXHIBIT NO.          DESCRIPTION
         -----------          -----------

             27               Financial Data Schedule