Form 10-Q
period 1999-09-30
IIC INDUSTRIES INC
filed 1999-11-22
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                         Commission file number: 0-27860

                              IIC Industries, Inc.

             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                13-567594
--------------------------------------------        ------------------------
      (State of Other Jurisdiction of                (IRS Identification
       Incorporation or Organization)                      Number)

     171 Madison Avenue; New York, N.Y.                     10016
--------------------------------------------        ------------------------
  (Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code: (212) 889-7201


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at October 31, 1999.

                              FINANCIAL INFORMATION


  Item 1. FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
      Consolidated Balance Sheets
      at September 30, 1999
      and December 31, 1998                                          3

      Consolidated Statements of Income and Comprehensive Income
      for the Nine Months Ended
      September 30, 1999 and September 30, 1998                      5

      Consolidated Statements of Income and Comprehensive Income
      for the Three Months Ended
      September 30, 1999 and September 30, 1998                      6

      Consolidated Statement of Cash Flows
      for the Nine Months Ended
      September 30, 1999 and September 30, 1998                      7

      Notes to Consolidated Financial
      Statements                                                     8

                      IIC Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                (dollar amounts in thousands, except share data)



                                          September 30,      December 31,
            ASSETS                             1999              1998
                                               ----              ----
CURRENT ASSETS
    Cash and cash equivalents                 $10,524           $10,957
    Accounts receivable, net                   38,101            34,797
    Inventories, net (Note C)                  37,245            32,603
    Deposit                                     2,000             2,000
    Other current assets                        4,857             8,143
                                             --------           -------
         Total current assets                  92,727            88,500

RESTRICTED CASH                                                     367

PROPERTY AND EQUIPMENT, NET                    24,268            34,738

INVESTMENTS                                    51,583            40,585

OTHER ASSETS                                    3,493             2,648
                                             --------           -------
                                             $172,071          $166,838
                                             ========          ========










The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (unaudited)
                (dollar amounts in thousands, except share data)




                                                     September  30,     December 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY                 1999             1998
                                                     --------------     ------------
CURRENT LIABILITIES
    Accounts payable                                      $23,459          $18,492
    Bank loans                                             18,378           11,609
    Current maturities of long-term debt                                       355
    Accrued expenses and other payables                     6,607           13,813
    Due to related parties                                                   3,247
    Advances from customers                                 3,480            4,655
                                                         --------          -------

         Total current liabilities                         51,924           52,171

LONG-TERM DEBT, less current portion                        3,736            3,281

DUE TO AFFILIATES                                           2,887            1,738

OTHER LIABILITIES AND DEFERRED
    CREDITS                                                 9,190            6,477

MINORITY INTERESTS                                         15,648           14,738
                                                         --------          -------
                                                           83,385           78,405

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share;
       Authorized 7,200,000 shares; issued
       6,343,224 shares                                     1,586            1,586
    Additional paid-in capital                             22,941           22,941
    Retained earnings                                     105,287          101,055
    Accumulated other comprehensive loss                  (38,403)         (34,424)
    Less treasury stock - at cost (649,752 shares)         (2,725)          (2,725)
                                                         --------          -------
                                                           88,686           88,433
                                                         --------          -------

                                                         $172,071         $166,838
                                                         ========         ========


The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)
                (dollar amounts in thousands, except share data)



                                                        Nine  months ended September 30,
                                                        --------------------------------
                                                              1999             1998
                                                              ----             ----
Net sales                                                   $131,952         $154,814
Cost of sales                                                 95,973          120,489
                                                           ---------        ---------

         Gross profit                                         35,979           34,325

Selling, general and administrative expenses                  32,888           31,507
                                                           ---------        ---------

         Operating income                                      3,091            2,818
                                                           ---------        ---------

Other income (expenses)
    Interest income                                              988            1,165
    Equity in earnings of affiliates                           4,313            4,964
    Foreign currency loss (Note B)                            (2,642)            (600)
    (Loss) Gain on sale of noncurrent assets, net                (45)             245
    Interest expense                                          (1,195)          (2,136)
    Other, net                                                   880              566
                                                           ---------        ---------

         Income before income taxes and
             Minority interest                                 5,390            7,022

Income taxes                                                    (965)          (1,941)
                                                           ---------        ---------

         Income before minority interest                       4,425            5,081

Minority Interests                                              (195)            (248)
                                                           ---------        ---------

         NET INCOME                                           $4,230           $4,833

Other comprehensive income:
           Foreign currency translation adjustments           (3,979)          (2,265)
                                                           ---------        ---------

           COMPREHENSIVE  INCOME                                $251           $2,568
                                                           =========        =========
Basic net income per common share                              $0.74            $0.85
                                                           =========        =========
Basic average number of common shares outstanding          5,693,472        5,693,472
                                                           =========        =========



The accompanying notes are an integral part of these statements

                      IIC Industries, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)
                (dollar amounts in thousands, except share data)



                                                        Three months ended September 30,
                                                        --------------------------------
                                                              1999             1998
                                                              ----             ----
Net sales                                                  $40,922            $42,311
Cost of sales                                               29,785             31,338
                                                         ---------          ---------

         Gross profit                                       11,137             10,973

Selling, general and administrative expenses                11,176             10,011
                                                         ---------          ---------

         Operating (loss) income                               (39)               962
                                                         ---------          ---------

Other income (expenses)
    Interest income                                            423                186
    Equity in earnings of affiliates                         2,970              3,312
    Foreign currency loss (Note B)                          (1,272)              (310)
    (Loss) Gain on sale of noncurrent assets, net             (359)               319
    Interest expense                                          (379)              (376)
    Other, net                                                 160                118
                                                         ---------          ---------

         Income before income taxes and
             Minority interest                               1,504              4,211

Income taxes                                                  (356)              (453)
                                                         ---------          ---------

         Income before minority interest                     1,148              3,758

Minority Interests                                             758               (182)
                                                         ---------          ---------

         NET INCOME                                         $1,906             $3,576

Other comprehensive income:
           Foreign currency translation adjustments           (929)                47
                                                         ---------          ---------
           COMPREHENSIVE INCOME                               $977             $3,623
                                                         =========          =========

Basic net income  per common share                           $0.33              $0.63
                                                         =========          =========

Basic average number of common shares outstanding        5,693,472          5,693,472
                                                         =========          =========



The accompanying notes are an integral part of these statements

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                          (dollar amounts in thousands)





                                                                           Nine  months ended September 30,
                                                                           --------------------------------
                                                                                1999          1998
                                                                                ----          ----

Net cash (used in) provided by operating activities                           $(1,839)       $3,639
                                                                              -------       -------
Cash flows from investing activities
    Purchase of subsidiary shares, net of cash acquired                          (380)       (1,738)
    Purchase of property and equipment                                         (2,006)       (3,502)
    Purchase of investments                                                    (1,593)      (13,041)
    Advances to affiliates                                                       (379)       (2,000)
    Proceeds on disposal of property and equipment                                655         1,365
    Proceeds on disposal of investments                                         1,261           108
    Restricted cash                                                               367           211
                                                                              -------       -------
         Net cash (used in) investing activities                               (2,075)      (18,597)
                                                                              -------       -------
Cash flows from financing activities
    Payments to acquire treasury shares by subsidiary                          (1,140)
    Issuance of long-term debt                                                    563           844
    Principal payments of long term debt                                         (331)         (211)
    Net receipts (payments) of short-term bank loans                            4,527         1,242
                                                                              -------       -------
         Net cash provided by (used in) financing activities                    3,619         1,875
Effect of exchange rate on cash                                                  (138)         (176)
                                                                              -------       -------
         Net  (decrease) in cash and cash equivalents during the period          (433)      (13,259)

Cash and cash equivalents at beginning of period                               10,957        22,781
                                                                              -------       -------
Cash and cash equivalents at end of period                                    $10,524        $9,522
                                                                              =======       =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                                $1,051        $1,824
       Income taxes                                                             1,121         1,743





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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a normal recurring accrual nature and disclosures necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the nine months ended September 30, 1999 and September 30, 1998.


NOTE B - FOREIGN CURRENCY TRANSLATION

     Investor Rt ("Investor"), a majority-owned subsidiary, uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders' equity.

     The Israel Tractors and Equipment Company Limited ("Israel Tractor") and Balton C.P. Limited ("Balton"), a wholly-owned and a majority owned subsidiary, respectively, use the US dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor and Balton is conducted, or to which it is linked. These subsidiaries translate monetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Adjustments resulting from the translation of these entities are included in results of operations.

     Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)



NOTE C - INVENTORIES

     Inventories are as follows:

                                       September 30,            December 31,
                                            1999                    1998
                                            ----                    -----

        Raw materials                      $7,526                  $ 5,380
        Work-in-progress                      597                      536
        Finished goods                     29,122                   26,687
                                          -------                  -------
                                          $37,245                  $32,603


NOTE D - CONTINGENCIES

     The Company has given a guarantee to the bankers of Balton amounting to $2.1 million. The guarantee is in respect of various outstanding letters of credit given by the bankers of certain of Balton's creditors. The Company has also agreed to indemnify a co-guarantor for any losses accumulating to $735,000.

     Balton has given guarantees to third parties in the amount of approximately $615,000.

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately
     $7.4 million.


NOTE E - INVESTMENT IN AFFILIATE

     At September 30, 1999, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 37% at a cumulative cost of approximately $37 million.
     Danubius owns a number of hotels in Hungary and specializes in spa facilities.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)





NOTE E (CONTINUED)

     Accordingly, the Company accounted for this investment under the equity method at September 30, 1999. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.


     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. (See the Investor section of Management's Discussion and Analysis) There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:

                                    September 30, 1999      September 30, 1998
                                    ------------------      ------------------

         Current assets                        $41,411                 $45,215
         Noncurrent assets                     134,426                 144,344
         Current liabilities                    16,193                  16,126
         Noncurrent liabilities                 31,855                  50,356
         Stockholders' equity                  127,789                 123,077


                                    Nine Months ended        Nine Months ended
                                    September 30, 1999      September 30, 1998
                                    ------------------      ------------------

         Sales                                 $81,489                 $86,534
         Operating income                       15,362                  22,594
         Net income                             13,297                  15,246

                      IIC Industries, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





NOTE F- NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not or is not expected to have a significant impact on the Company's results of operations.

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

RESULTS OF OPERATIONS

     The table below sets forth for fiscal quarters ended September 30, 1999 and 1998 certain information with respect to the results of operations of the Company and its principal subsidiaries.


Nine Months Ended                Net Sales            Gross Profit        Income (loss) before      Net Income (Loss)
September 30, 1999               ---------            ------------           Income Taxes and       -----------------
------------------                                                          Minority Interests
                                                                            ------------------
                               Amount      %         Amount        %          Amount      %        Amount       %
                               ------      -         ------        -          ------      -        ------       -
                           (In thousands)       (In thousands)           (In thousands)        (In thousands)

IIC Industries Inc.              --          --          --        --       $(411)      (7.6)      $(465)     (11.0)
(parent company)

Israel Tractors &           $39,325        29.8     $11,256      31.3       1,707       31.7         922       21.8
Equipment Co. (Israel)

Balton CP Group (Africa)     50,237        38.1      14,445      40.1         644       11.9         328        7.8

Investor RT Group            42,390        32.1      10,278      28.6       3,450       64.0       3,445       81.4
(Hungary)                  --------       -----     -------     -----      ------      -----      ------      -----

                           $131,952       100.0     $35,979     100.0      $5,390      100.0      $4,230      100.0
                           ========       =====     =======     =====      ======      =====      ======      =====


Nine Months Ended                Net Sales            Gross Profit        Income (loss) before      Net Income (Loss)
September 30, 1998               ---------            ------------           Income Taxes and       -----------------
------------------                                                          Minority Interests
                                                                            ------------------
                               Amount      %         Amount        %          Amount      %        Amount       %
                               ------      -         ------        -          ------      -        ------       -
                           (In thousands)       (In thousands)           (In thousands)        (In thousands)

IIC Industries Inc.              --          --          --        --       $(117)      (1.7)      $(144)      (3.0)
(parent company)

Israel Tractors &           $41,254        26.6     $11,571      33.8          42        0.6        (525)     (10.8)
Equipment Co. (Israel)

Balton CP Group (Africa)     49,934        32.3      13,541      39.4       2,480       35.3         827       17.1

Investor RT Group            63,626        41.1       9,213      26.8       4,617       65.8       4,675       96.7
(Hungary)                  --------       -----     -------     -----      ------      -----      ------      -----

                           $154,814       100.0     $34,325     100.0      $7,022      100.0      $4,833      100.0
                           ========       =====     =======     =====      ======      =====      ======      =====

CONSOLIDATED RESULTS OF OPERATIONS

     Net Sales. Net Sales on a consolidated basis for the nine months ended September 30, 1999 decreased by approximately $23 million as compared to the comparable period in 1998. The decrease is primarily due to the rationalization of Investor's agricultural commodity business.

     Gross Profit. Gross Profit on a consolidated basis for the nine months ended September 30, 1999 increased by approximately $1.65 million or approximately 5%, to approximately $36 million, or approximately 27% of Net Sales, from approximately $34 million, or approximately 22% of Net Sales, in the corresponding period in 1998. This increase was mainly attributable to the rationalization of Investor's agricultural commodity business.

     Operating income. Operating income on a consolidated basis for the nine months ended September 30, 1999 increased by approximately $273 thousand, to $3.1 million, or approximately 2.3% of net sales, from approximately $2.8 million, or approximately 1.8% of Net Sales for the corresponding period in 1998. This increase was principally due to the improved performance of Israel Tractor.

     Interest income. Interest income decreased for the nine months ended September 30, 1999 by $177,000, or approximately 15%, to $988,000. This decrease was principally due to lower cash balances and lower rates of interest in the various countries in which the Company's operations are located.

     Interest expense. Interest expense in the first nine months ended September 30, 1999 decreased by $941,000, or approximately 44%, to approximately $1.2 million due to the decrease in bank loans and lower rates of interest.

     Income before Income Taxes and Minority Interests. Income before Income Taxes and Minority Interests in the first nine months ended September 30, 1999 was approximately $5,390,000, compared to Income before Income Taxes and Minority Interest in the first nine months of 1998 of approximately $7,022,000.

     Minority Interests. The value of the Minority Interests for the first nine months ended September 30, 1999 decreased by $53,000 as compared to the first nine months of 1998.

     Net Income. Net Income for the first nine months ended September 30, 1999 was approximately $4,230,000, compared to Net Income in the first nine months of 1998 of approximately $4,833,000.

     The table below sets forth for the nine months ended September 30, 1999 and 1998 certain information with respect to the results of operations of the Company and its five principal business segments.

                                 Nine Months Ended September 30, 1999                  Nine Months Ended September 30, 1998
                                                     Income (Loss) before                              Income (Loss) before
                                                       Income Taxes and                                 Income Taxes and
                                        Net Sales      Minority Interest            Net Sales           Minority Interest
                                        ---------      -----------------            ---------           -----------------
                                  Amount        %      Amount           %      Amount           %      Amount            %
                              (In thousands)        (In thousands)         (In thousands)          (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Vehicle sales and                 $10,513       8.0       $284        5.3       $10,057        6.5         $200        2.8
distribution (Investor)

Processing/storage of              22,969      17.4        178        3.3        52,238       33.8         (321)      (4.6)
agricultural products
(Investor)
Other Industries (Investor)         8,908       6.7      2,577       47.8         1,131        0.8        4,621       65.9

Tractors and heavy equipment       39,325      29.8      1,707       31.7        41,254       26.6           42        0.6
(Israel Tractor)

Agricultural, communications       50,237      38.1        644       11.9        49,934       32.3        2,480       35.3
and electrical equipment
(Balton CP)
                                 $131,952     100.0     $5,390      100.0      $154,814      100.0       $7,022      100.0
                                 ========     =====     ======      =====      ========      =====       ======      =====


     INVESTOR

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary.

     Vehicle Sales and Distribution Segment

     o Net Sales for the nine months ended September 30, 1999 increased by approximately $456,000, or approximately 4.5%, as compared to the corresponding period in 1998.

     o There was Income before Minority Interests and Income Taxes for the nine months ended September 30, 1999 of $284,000 as compared to a gain of $200,000 in the corresponding period in 1998.

     The increase in Net Sales and in Income before Income Taxes and Minority Interests was primarily due to increased marketing activity resulting in more vehicles being sold, while maintaining the margin.

Processing/Storage of Agricultural Products Segment

     o Net Sales for the nine months ended September 30, 1999 decreased by approximately $29 million or 56%, as compared to the corresponding period in 1998. The decrease in Net Sales was primarily due to the rationalization of Investor's agricultural commodity business.

     o The Income before Income Taxes and Minority Interest for the nine months ended September 30, 1999 was $178,000 compared to a Loss before Income Taxes and Minority Interest of ($321,000) for the corresponding period in 1998. This increase in income was primarily due to the rationalization of the agricultural commodity trading business.

Other Industries

     o Net Sales for the nine months ended September 30, 1999 increased by approximately $7.8 million as compared to the corresponding period in 1998.

     o The Income before Income Taxes and Minority Interest was approximately $2,577,000 for the nine months ended September 30, 1999 compared to income of approximately $4,621,000 for the nine months ended September 30, 1998. The decrease in income arose primarily due to higher interest costs, foreign currency transaction losses and the lower equity earnings from Danubius.

     ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

     o Net Sales for the nine months ended September 30, 1999 decreased by $1.9 million,or approximately 5% as compared to the corresponding period in 1998. This decrease was due to a decrease in demand for the Company's products.

     o The Income before Income Taxes and Minority Interest for the nine months ended September 30, 1999 was $1,707,000 as compared to $42,000 for the corresponding period in 1998 as a result of a reduction of expenses.


     BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT SEGMENT

     o Net Sales for the nine months ended September 30, 1999 increased by approximately $303 thousand or approximately 0.6%, as compared to the corresponding period in 1998. This was due to increased demand for the Company's products.

     o Income before Income Taxes and Minority Interests for the nine months ended September 30, 1999 decreased by approximately $1.8 million, as compared to the corresponding period in 1998, as a result of local currency devaluation losses.

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



LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1999. At September 30, 1999, IIC Industries Inc., (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $25.4 million, including cash and cash equivalents of $7.4 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At September 30, 1999, Israel Tractor, Investor and Balton had outstanding short-term indebtedness of approximately $4.6 million, $9.2 million and $4.5 million, respectively.

     At September 30, 1999, Israel Tractor, Investor and Balton had unused lines of short-term credit of $2.4 million, $3.4 million and $ 3.2 million, respectively .

     During the first nine months of 1999, Israel Tractor, Investor, and Balton made capital expenditures of $293,000; $811,000 and $ 902,000 respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At September 30, 1999, the Company had no significant capital commitments.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 1998 and during the first nine months of 1999, and therefore did not significantly affect operations in that country. Furthermore, there was a devaluation of the Israeli shekel against the U.S. Dollar in the first nine months of 1999 of 2%.

     Significant rates of inflation persisted in the African countries where Balton CP operates, triggering significant devaluations of local currencies.


NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not or is not expected to have a significant impact on the Company's results of operations.


YEAR 2000 COMPLIANCE

     In July 1996, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred.

The Company conducted a comprehensive review of its systems, equipment, product and services, suppliers, customers and building facilities to identify its exposure to any adverse impact of Year 2000 non-compliance. The Company implemented procedures that it deemed necessary to safeguard the Company from computer-related issues associated with adverse effects as a result of improperly recognizing the millennial date change.

The external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues were not material. These cost estimates included the costs of external contractors, non-capitalizable purchases of software and hardware, and the direct cost of internal employees working on Year 2000 projects. The Company's cost estimate did not include any potential litigation or warranty costs related to Year 2000 issues if the Company's remediation efforts are not successful.

The Company undertook a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that a predominant portion of our suppliers is Year 2000 compliant. Based on third-party representations and internal testing, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on the Company's financial position, cash flows or results of operations. For those suppliers and dealers that have not adequately responded to our Year 2000 concerns, we have followed up to ultimately achieve an acceptable level of compliance within our supply chain. As there can be no assurance that an acceptable level of Year 2000 compliance will be achieved, the Company has developed contingency plans to address potential issues.

Based upon the Company's review and efforts to date, the Company has completed its critical Year 2000 compliance issues and testing. If the Company's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers and dealers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations. Factors that could cause actual results to differ include unanticipated supplier or dealer failures, disruption of utilities, transportation or telecommunications breakdowns, foreign or domestic governmental failures, as well as unanticipated failures on our part to address Year 2000 related issues. The most likely worst case scenario for the Company in light of these risks would involve a potential loss in sales resulting from order, production and shipping delays throughout the Company's supply chain caused by Year 2000 related disruptions. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. The Company has developed Year 2000 contingency plans that were designed to mitigate the impact on the Company if its Year 2000 compliance efforts are not successful. The Company's contingency plans include the use of alternative systems and non-computerized approaches to our business including manual procedures for machine operation, collecting and reporting of its business information, as well as alternative sources of supply. At this time, the Company has determined it will not be necessary to stockpile inventory or supplies as part of its contingency planning.

The information included in this "Year 2000" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with year 2000 compliance. The Company believes that all software and hardware requirements to enable it to cope with year 2000 issue have been implemented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1998, the income from the Company's Hungarian, Israeli and certain African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which floats against a basket of two currencies (the U.S. dollar and the European Currency
Unit) underwent devaluations against the U.S. dollar at the rate of 7% during 1998. Since the beginning of 1999, the Hungarian currency has been further devalued by approximately 11% against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain African countries such as Nigeria, Ghana & Zambia operate in hyper-inflationary economies, and, the Israeli shekel devalued 17.6% against the U.S. dollar in 1998, even though the devaluation was modest in previous years. Since the beginning of 1999, the Israeli shekel has been devalued by approximately 2% against the U.S. Dollar.

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

At September 30, 1999, Israel Tractor had foreign currency forward contracts, with notional values of $2 million, to purchase and sell Israeli shekels. All of the contracts mature in the next six months.

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

             None

ITEM 5.    OTHER INFORMATION

             None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On October 28, 1999, the Company filed an 8-K regarding the change in the Company's Certifying Accountant.


     EXHIBIT NO.           DESCRIPTION
     -----------           -----------
        27                 Financial Data Schedule

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 19, 1999

                                     IIC INDUSTRIES, INC.




                                     By: /s/ Fortunee F. Cohen
                                        -------------------------------
                                        Fortunee F. Cohen, Secretary


                                     By: /s/ Michael M. Wreschner
                                        -------------------------------
                                        Michael M. Wreschner, Director,
                                        Assistant Secretary and  assisting
                                        on financial matters.