Form 10-K
period 1999-12-31
IIC INDUSTRIES INC
filed 2000-04-26
CIK 52741

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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

                               171 MADISON AVENUE
                            NEW YORK, NEW YORK 10016
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (212) 889-7201

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of March 31, 2000 was $11,956,291 based on the average of bid and asked quotations for the Common Stock on that date, as reported by the NASDAQ Automated Quotation System.

The number of shares outstanding of the Registrant's Common Stock, as of March 31, 2000: 5,693,472.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                       N/A

--------------------------------------------------------------------------------

                              IIC INDUSTRIES, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


Part I
   Item 1.  Business.......................................................................4
   Item 2.  Properties....................................................................17
   Item 3.  Legal Proceedings.............................................................18
   Item 4.  Submission of Matters to a Vote of Security Holders...........................19

Part II
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........20
   Item 6.  Selected Financial Data.......................................................21
   Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................22
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk....................34
   Item 8.  Financial Statements and Supplementary Data...................................35
   Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................................35

Part III
   Item 10.  Directors and Executive Officers of the Registrant...........................36
   Item 11.  Executive Compensation.......................................................38
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...............38
   Item 13.  Certain Relationships and Related Transactions...............................40

Part IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K..............41


ITEM 1.   BUSINESS

HISTORY

IIC Industries, Inc. (the "Company") was incorporated pursuant to the laws of the State of Delaware on October 14, 1958 under the name "Israel Investors Corporation." The Company registered itself as a closed-end "investment company" under the Investment Company Act of 1940, as amended (the "Act"), in 1959. As an investment company, the Company made investments in Israel or Israel related businesses. Pursuant to shareholder approval received in 1982, the Company determined to cease its activity as an investment company and to become an operating company with flexibility to enter into non-Israel related businesses. This decision was prompted by conflicts of interests caused by the fact that the Company's majority shareholder, Koor Industries ("Koor"), had substantial interests in a large number of businesses in Israel and that the Act precludes certain affiliated transactions. In September 1989, Koor sold its interest in the Company to CP Holdings Limited, a private United Kingdom company. In anticipation of the Company's transition to an operating company, substantially all of the Company's investments were converted into short-term deposits and the Company's name was changed to IIC Industries, Inc. The Company filed an application on November 23, 1990, with the Securities and Exchange Commission ("SEC") to deregister as an investment company registered under the Act. On October 6, 1992, the SEC approved the deregistration application and the Company was deregistered as an investment company.

GENERAL

The Company is presently operated as a holding company with subsidiaries in three principal operating geographic areas: (1) Investor Rt., a Hungarian holding company ("Investor"), which through its subsidiaries, engages in a variety of commercial activities in Hungary; (2) The Israel Tractor and Equipment Company Limited ("Israel Tractor"), an Israeli corporation, which distributes tractors and related heavy machinery in Israel and (3) Balton C.P. Limited ("Balton"), an English holding company with African subsidiaries engaged in the trading business in several African countries.

The Company's holdings in Balton and Investor were acquired as part of the Company's transition to an operating company and in connection with the Company's deregistration application. The Company acquired 51% of Balton and made certain loan advances to Balton in May 1991 for approximately $3.5 million in total acquisition costs (of which $2.1 million has been refunded). In addition, in January 1992, the Company purchased a 60% interest (equivalent to 70% after adjusting for treasury stock and unpaid shares) in Investor for approximately $34 million, with an option to purchase an additional 20% for $11.3 million. The option was never exercised, but in December 1994, in settlement of various claims against the sellers, the Company acquired an additional 23% interest for the sum of approximately $900,000. At December 31, 1999, the Company owned a 99% interest in Investor.

Through its subsidiaries, the Company is principally engaged in the following lines of business: (1) the sales and service of vehicles; (2) the export/import and processing/storage of agricultural products; (3) other industries, including retail and wholesale consumer products; (4) the distribution of tractors and other heavy equipment; and (5) the sale of agricultural, communications and electrical equipment. The first three of the aforementioned lines of business are conducted through subsidiaries of Investor, while the distribution of agricultural, communications and electrical equipment is conducted through Balton and its subsidiaries. The distribution of tractors and heavy equipment is conducted through Israel Tractor.

Between February 1995 and January 1996, Investor, through its 79% owned subsidiary, Interag Rt. ("Interag"), acquired a 29% equity interest in Danubius Hotel & Spa Rt. ("Danubius Hotel") for a purchase price of approximately $19.5 million. See, below under "Investor-Interag." The Company has subsequently purchased a 9.3% equity interest in Danubius Hotel for approximately $10.9 million and an additional 7.8% of Interag for $1 million. During 1998, Israel Tractor purchased a 4.2% interest for approximately $8 million. At December 31, 1999, the Company's effective interest in Danubius Hotel is approximately 38%. Between January 2000 and March 2000, the Company has purchased a further approximately 2% of Danubius Hotel at a cost of approximately $3.1 million.

INVESTOR

General
-------

Investor was founded by the Hungarian Trade Ministry in 1989 in order to function as a quasi-owner of certain state owned trading companies. In July 1990 it was converted into a company with share ownership.

Investor is primarily a holding company with subsidiaries engaged in a variety of activities in Hungary. Investor's principal subsidiaries are Agrimpex Rt., ("Agrimpex") in which Investor has a 64% interest, and Interag, in which Investor has a 79% interest. Through Interag Investor's major investments are Danubius Hotel Group, ATI Depo and DP Invest. Due to the investment portfolio rationalization carried out in the previous years, Investor sold most of its small minority investments and restructured the whole Group.

At December 31, 1999, Investor and its subsidiaries and Danubius Hotel employed a total of 5,744 people.

Agrimpex
--------

Until 1998, as more fully described below, Agrimpex, a Company listed on the Budapest stock exchange, imported and exported a wide variety of agricultural products (excluding livestock) operating through a domestic and foreign business network, including agents and commercial representatives in various countries throughout the world. The main products traded included cereals (wheat, corn and barley), vegetable oils, oil seeds, sugar, legumes and proteins.

In May 1993 Agrimpex, through its newly-formed, wholly owned subsidiary, Agrimill Rt. ("Agrimill"), acquired the assets of a business engaged in the processing of agricultural products.

Agrimill's business includes four flourmills, four compound feed plants, a rice mill and extensive storage facilities in silos and warehouses. Its main business involves the production and supply of flour which is sold through retail outlets in the area and the sale of animal feed to local farmers.

In September 1995, Agrimpex, together with its wholly owned subsidiary Agrimill, purchased 93.5% of Viktoria Rt., a company engaged in the processing of agricultural products. Viktoria's business includes flour mills, one compound feed plant, one corn-flaking plant, a port facility on the Danube and extensive storage facilities in silos and warehouses. Its main business is in the production of flour and animal feeds which are sold on the domestic market.

At the beginning of 1996, Agrimpex was reorganized so that the company itself became a holding company and the trading activity was transferred into a newly formed and 100% owned company called Agrimpex Commodities Kft. (limited liability company). The objective was to establish a realistic structure for the group and to limit the exposure from the trading activity. In 1997, Agrimpex Commodities suffered significant losses due to poor management at a time of difficult market conditions. In January 1998, the Board of Directors of Agrimpex (the "Board") changed the complete management of the company and later that year, 90% of Agrimpex Commodities was sold and a loss of $250,000 was recognized.

In October 1996, Agrimpex entered into a joint venture in which it had a 51% ownership to expand its trade in the northern part of Hungary. The new company, Agrimont, supplies the farmers with basic inputs for production and was authorized to purchase the crop which was traded by Agrimpex afterwards. Agrimont had a difficult year in 1997 due to unfavorable market conditions, so Agrimpex sold its stake in May 1998 and a gain of $22 thousand was recognized.

In 1997 and 1998, a reorganization of Agrimill's and Viktoria's business was carried out, involving a new management structure whereby Viktoria's facilities were rented to Agrimill, which took full responsibility for operations. Additionally, in order to reduce costs and to achieve a more efficient utilization of facilities two flour mills and three compound feed plants were mothballed, one flour mill was fully rented and the rice mill was closed.

To retain and widen the company's market position, the Board of Directors of Agrimpex continued the reorganization of the business. At the annual general meeting in April 1999, the Board approved the merger of Agrimill Rt. and Viktoria Rt. into Agrimpex, the mother company. The merger was finalized in February 2000. This step provided cost savings and more efficient production and marketing in the very difficult circumstances of the flour and feed mix market in Hungary.

The market situation changed towards the end of 1999, when Agrimpex began exporting significant quantities to Romania. Due to the cost management and an aggressive marketing policy, Agrimpex had a small profit in 1999 of $160,000, compared to a profit before taxation of $1.1 million in 1998. Partly due to the under-utilized sites, the company has built up significant cash reserves.

Due to the continuing deterioration of the market in 1999, Agrimpex could not repeat the profit of 1998. In Hungary the milling capacity is much higher than the demands of the local market, so if there is no export opportunity to the neighboring countries, competition is very keen.

Agrimpex also has a 50% interest in Harmashatarhegyi Udvarhaz (the other 50% is owned by Interag), a company which operates a restaurant in Budapest.

In November 1997, the Danube port and a silo were contributed to a joint venture, DP Invest, as contribution in kind with the result that Interag acquired a 50% interest in DP Invest. (See details of this business in the next section).

Interag
-------

Interag now operates as a holding company. Following a significant reorganization in 1993 and restructuring of the portfolio, the investments of Interag and its subsidiaries are now primarily involved in the hotel industry, warehousing and logistics activity, car dealerships, service and repair of vehicles and property management. Interag is also involved in trading of food products utilizing a cold storage facility and the distribution of power products.

The car business previously operated through several dealerships and service stations, but in the process of the reorganization the unprofitable operations were liquidated. Some sites were sold while others were rented out. Now the business is concentrated on a fully refurbished major site in Budapest (dealership for Suzuki and Peugeot) and a smaller site in Veszprem (Daewoo).

In February 1995, Interag concluded the purchase of a 17.3% interest in Danubius Hotels and, to date, has increased its holdings to approximately 29% at a total cost of approximately $19.5 million.

Danubius Hotels Rt., a company listed on the Budapest Stock Exchange, owns and/or manages ten major hotels comprising approximately 2,000 rooms. An additional eleven hotels comprise the smaller Beta Hotels chain. It owns the Hilton Hotel in the historic old town of Budapest and two hotels, the Grand and Thermal, on Margaret Island, a famous island on the River Danube in Budapest. Hotel Gellert, which received management services only from Danubius Hotel, was bought in 1996, and an equity stake in another spa hotel, Helia, was increased to 100%.

The Danubius Hotel chain, including several spa hotels, is the foremost of its kind in Hungary and attracts many tourists from Western Europe and further afield. The management of Interag was particularly attracted to this investment by its strong asset base and because of its substantial income from foreign currency.

During 1996, negotiations were held with a view to Danubius Hotels acquiring a controlling stake in the HungarHotels chain. After an official tender an 85% share was acquired by Danubius Hotel at the beginning of 1997. The purchase price was approximately $45 million. The HungarHotels chain consists of fourteen hotels, of which seven are in Budapest. The chain has a capacity of 1,105 rooms in 4-star hotels and 2,346 rooms in 3-star hotels. During 1997, Danubius Hotel acquired an additional 14% of the HungarHotels chain and as of today owns nearly 100% of the outstanding shares.

During 1997 and 1998 the operation and structure of the two hotel chains were reorganized. More specifically the purchasing, technical development and marketing functions were centrally organized and coordinated. As a result a major improvement in operating profit was achieved. From January 1999, the final reorganization was implemented whereby all head office activities were merged and separate property and hotel management companies were established in line with recognized international practice in the hotel industry.

The share capital of Danubius Hotel was increased by employee shares of 1,076,065 pieces (with a nominal value of HUF 1,000 each) which were issued based on the resolution passed at the AGM in 1999 from money paid by APV Rt. (State Privatization and Asset Management Company). Employee shares will be transformed at the AGM in 2000 into marketable shares of a quantity depending on the price of the Stock Exchange, and this is expected to result in a final dilution of existing shareholders of around 3% - 4%.

In 1999, the Danubius Hotel started to expand its activity abroad by purchasing a spa hotel in Marienbad (Czech Republic).

The high season in the hotel industry was heavily affected by the war in Kosovo with the occupancy rate dropping by 0.6% in 1999. Despite this, the unified hotel group increased its turnover and profit compared with 1998.

In 1997, Interag directly acquired a 50% ownership in ATI Depo and 50% jointly with Agrimpex in DP Invest. ATI Depo is involved in public and other warehousing business and operates one freehold warehousing site and seven rented ones. DP Invest is a real estate holding company whose holdings are rented by ATI Depo.

In 1998, Interag bought the remaining 50% of the shares of ATI Depo and DP Invest for $3.5 million. In 1999, a 50-50% joint venture (Z I Logistics) was created from the former ownership of ATI Depo and DP Invest with Zeevi Group based in Israel to develop this network by establishing logistics centers utilizing the locations of the warehouses all over the country. Due to this change in ownership, effective in the fourth quarter 1999, ATI Depo and DP Invest are no longer consolidated.

In the fourth quarter 1999, Boma Kft., a wholly-owned subsidiary of Investor, took over the Bobcat tractor business in Hungary from a subsidiary of CP Holdings, a related party.

Government Regulations
----------------------

Hungary made all current account items convertible on January 1, 1996, when the Foreign Exchange Law came into force. Accordingly, on January 2, 1996, the IMF acknowledged that Hungary was in compliance with Article VIII of the Articles of Association.

Many liberalization measures have already been adopted or their timing has been accepted by the Hungarian Government. The underlying principle has remained the same as at the time of the establishment of the Foreign Exchange Law: first, transactions with longer maturities, then - after the relatively significant interest differentials between Hungary and its partners have decreased transactions with shorter maturities have been or will be liberalized. Companies with foreign participation may keep their initial hard currency share capital in the currency of the investment. Dividends, net of withholding tax and consideration received on the sale of shares, may be repatriated in the original currency of investment without restrictions or the need for approval. Businesses can convert Hungarian Forints into another currency to import goods provided sufficient Forint funds are available. Services rendered within Hungary should be paid for in Forints, and Hungarian companies may not conduct trade among themselves in foreign currency.

Hungarian companies which are not established in duty-free zones are obliged to keep their books in local currency only. With the modification of the Foreign Exchange Law, a new foreign exchange accounting system was set up commencing on April 1, 1995, in which companies can keep their foreign exchange revenues from exports and from which they can transfer foreign exchange for their costs. This system extends the previous entitlement by which an Hungarian company with foreign participation or a wholly foreign-owned Hungarian company may keep the cash portion of the foreign partner's share capital in a separate convertible currency bank account. Money in the convertible currency account can always be converted into local currency.

Restrictions are not imposed on foreign ownership of Hungarian businesses. As a foreign owner of an Hungarian company, the Company is entitled to receive dividends or refunds of its capital in a convertible currency without restrictions. As such, it may have such dividends or refunds converted into U.S. currency by Hungarian central bank, and then repatriated. Dividends of Hungarian companies may only be paid from retained earnings as determined in accordance with Hungarian statutory accounting regulations. Such retained earnings are different from the Company's consolidated retained earnings due to a number of differences in accounting standards used.

Foreigners may acquire real estate with the prior consent of the County Public Administration Office. However, any registered company with foreign participation may acquire real estate only to the extent it is needed for undertaking the company's commercial activities.

Any legal entity or private entrepreneurs engaged in foreign trade activity must notify the Ministry of Economy at the commencement of such activity. Approximately 95% of products and services may be imported freely into Hungary. Although in theory every product and service may be exported and imported, certain strategic items require a special import or export license, procured from the Ministry of Economy. In addition, there are certain items, such as armaments, precious metals and their alloys, cars, medicines, radioactive materials, cereals and some consumer goods that may be imported and exported only by Hungarian companies with a license or an ad hoc permission. The business of Investor is affected by this system in the case of cars and cereals for which both Interag and Agrimpex respectively have obtained the required licenses from the Hungarian Government.

Companies incorporated in Hungary are subject to a corporate income tax on their world-wide profits. Foreign companies carrying out taxable activities in Hungary are subject to corporate income tax on their net profits derived from Hungarian sources. The corporate tax rate until the end of 1996 consisted of two levels of taxation: an 18% rate on profits and a 23% rate on dividends paid. The two-level tax was a significant change from the rate that had previously existed until the end of 1994. However, because of the method of taxation, the total corporate rate was 33.3%.

From 1997, the 23% supplementary tax was abolished and profits are subject to a linear tax levied at 18%. A typical dividend tax at 20% was introduced, which is subject to the provisions of the double taxation treaties.

Dividend tax is not payable on:

     o distributions to Hungarian resident companies - unless the distribution is made in cash;
     o dividends reinvested by foreign shareholders directly into existing or new Hungarian companies;
     o increase in share capital if the capital was increased from 1995 or 1996 profits and the decision was made before May 31, 1997, and reported to the Court of Registration before June 30, 1997, and the increase was maintained for 3 calendar years; or
     o 1997 and 1998 dividends if the source of the dividend payment was pre-1995 profits.

Business Conditions in Hungary
------------------------------

Investor conducts business primarily in Hungary and as such is significantly affected by the general business and political conditions in that country. Prior to the economic reforms which began in 1968, Hungary had a socialist, centrally-planned economy based on physical output targets and central administrative directives. In 1968, a new system of economic management was initiated, aimed at developing a more market-oriented economy. Fundamental economic reforms introduced in recent years include privatizing state-owned enterprises, instituting external trade reforms, creating a two-tier banking system, modernizing the infrastructure, developing a Western European-style tax system and implementing laws on banking, accounting and bankruptcy. The Government also has liberalized prices and wages, reduced Government subsidies and granted state-owned businesses greater freedom in decision-making. In addition, custom-free zones have been established for joint ventures between Hungarian enterprises and foreign companies, and off-shore company status is available for foreign companies not trading in Hungary.

The economic stabilization program launched in spring 1995 brought about a genuine turn in the Hungarian economy, rapidly improving equilibrium position and debt service indicators of the country. Although the restrictive measures had substantial economic and social costs (drastic declines in real wages, fiscal adjustment and transitory rise in the rate of inflation), the significant improvement of the economic fundamentals avoided the necessary economic stabilization in a later period, under less favorable external conditions and with even more economic and social sacrifice. The stability of the Hungarian economy, of the domestic capital markets and of the Forint justified the adjustment program especially in 1998 when, during the global economic crisis in emerging markets, international investors reduced their willingness to assume risk in the emerging markets. In Hungary, however, after a temporary period of capital flight, business returned to normal with foreign investors. The exchange rate of the Forint regained its strength, interest rates reverted to their downward trend, the savings rate was stabilized and the corporate sector continued to build up net borrowings. Foreign direct investment continues to flow into the Hungarian economy and foreign investment amounted to more than $20 billion by the end of 1999.

Despite the unfavorable external conditions, the Hungarian economy expanded dynamically in 1999, achieving a GDP growth of above 4% for the third consecutive year. Economic stability was further strengthened during 1999 with both the external and the internal balance of trade, improving significantly compared to 1998. The current account deficit reached $2.074 billion in 1999. This represents 4.1% of GDP compared to 4.8% in 1998. The fall in the external trade deficit and a lower outflow of investment income on debt were the main contributors to the favorable year-to-year change. The general government fiscal deficit was also lower than expected, reaching only 3.9%, decreasing considerably from the previous year's 4.8%.

Export performance remained strong in 1999, reaching a growth rate of 8.7% which is just slightly less than that of imports which expanded by 9%. Industrial production was 10.5% higher in 1999 than in the previous year. The inflation rate continued to decrease in 1999 - despite increasing crude oil prices - falling to 10% on a yearly average from the previous year's 10.3%.

Economic prospects remain good for the year 2000 and further improvement of the overall economy is expected. The forecast is for real economic growth of 4.5 - 5%, a current account deficit of approximately $2.5 billion, and a rate of inflation of less than 8% by the end of the year.

Political Conditions in Hungary
-------------------------------

During the late 1980s the political system in Hungary underwent dramatic changes. In 1989 non-communist political parties were established and initial steps were taken toward the first free elections in the country since 1947. On October 23, 1989, the country's name was changed from "The Hungarian People's Republic" to the "Republic of Hungary" and a new constitution was adopted. Under its new constitution, Hungary has instituted a multiparty democratic system of government.

The former opposition parties (Socialists and Liberals) won the second free elections in June 1994. When their mandate expired in May 1998, Fidesz-Hungarian Civic Party won the free election. They then formed the new government along with the Hungarian Democratic Forum and the Smallholders' Party.

Hungary is currently pursuing political as well as economic integration with Western Europe, including membership in the European Union ("EU"). The timing of Hungary's accession to full EU membership will depend on political developments and the continued restructuring and development of Hungary's economy and will require the approval of all EU member nations. Hungary is among the six countries with which the EU started detailed negotiations in April 1998. Hungary became a full member of NATO in March 1999.

ISRAEL TRACTOR

General
-------

Israel Tractor is a corporation organized under the laws of the state of Israel. It is engaged in the sale of tractors and other heavy equipment such as construction equipment, diesel engines and trucks, and spare parts for such equipment. Israel Tractor is the exclusive dealer in Israel for Caterpillar and Bobcat tractors and Navistar trucks and is also a dealer for Ingersoll-Rand equipment. Israel Tractor also services the machinery it sells. Israel Tractor believes that it has good relationships with all of its suppliers.

Israel Tractor serves a large number of customers in Israel, approximately 65% of whom are in the construction business and 10% of whom are in the mining business. For the year ended December 31, 1999, approximately 70% of the total sales were of Caterpillar tractors, parts and service, 14% were of Navistar trucks, and Bobcat & Ingersoll-Rand Equipment were 8% each. Israel Tractor faces competition from other distributors of tractors and heavy equipment, as most manufacturers of such equipment operate in Israel through dealers.

Israel Tractors' current agreement with Caterpillar was entered into in April 1992. The agreement may be terminated without cause, which may occur upon six months' notice by either party, or for cause by Caterpillar upon the occurrence of certain events (such as bankruptcy, insolvency, cessation of business by the dealer, or default on financing agreements with Caterpillar). Israel Tractors' current agreement with Navistar is on an annual basis commencing in January 1997 and may be terminated prior to expiration by mutual consent of both parties, upon 60 days written notice by either party, or for cause by Navistar upon the occurrence of certain events (such as default in the payment of obligations to Navistar, insolvency or change of corporate control or management of the dealer).

At December 31, 1999, Israel Tractor employed 270 people.

Political and Economic Conditions in Israel 1999 and forecast for 2000
----------------------------------------------------------------------

As a corporation organized and operated in Israel, Israel Tractor is subject to certain general business conditions applicable to Israeli businesses. The principal offices and workshop facilities of Israel Tractor are located in Israel and are directly affected by economic, political and military conditions in that country.

1999 saw a recovery in economic activity. Although Israel's gross domestic product grew by only 2% in comparison with 1998, it actually fell by an annualized rate of 4.1% during the first quarter of the year; however, during the following three quarters the annualized GDP growth rate reached 5.5%. With business sector GDP, which rose by only 1.6% during the whole of 1999, the improvement was even more notable. After falling by 4.0% in the first quarter of 1999, business sector GDP subsequently increased by an average of 6.5%. This turnaround, reflecting a sharp cyclical change from a long recession that had continued since 1996, was reflected by a more rapid growth in exports, non-housing investment and private consumption. However, a large decrease was recorded in the various sectors of construction investment - housing construction, non-residential construction and other building work. The overall growth in economic activity was also reflected in a large rise in imports of goods and services and by particularly large increases in imports of fuel, ships, aircraft and rough diamonds.

As indicated, the turnaround in economic activity was largely cyclical in nature. The more rapid pace of activity and the expectations of a continued improvement in Israel's economic environment reflect the positive change in the global economy. This change took the form of a rapid recovery from the crisis in the Far East that emerged in the summer of 1997, the containment of the crisis in Russia and the LTCM hedge fund that prevented it from expanding into a more extensive and serious global crisis. The U.S. played a key and critical role in avoiding the onset of a worldwide crisis during this period. In Israel itself, following the elections, expectations grew of a change in economic policy to a more growth-oriented course. The expectations emerged against the background of more rapid progress in the Middle East peace process, and the continued reliance on the flourishing state of the country's high tech industry. As a result of these developments and favorable expectations, economic activity underwent a positive cyclical change even before there was any real change in economic policy. As the new millennium started, the previous fears over the effect of Year 2000 (Y2K) proved to have been exaggerated, even with regard to the more optimistic expectations which estimated that the damage resulting from Y2K would amount to a loss of GDP of 0.5% in the developed countries. To date, no significant damage has actually been reported even in developing countries. This fact is leading to increased growth in Israel and worldwide during the year 2000.

It is believed that the upsurge in economic activity will continue in 2000, even if it is not supported by any sharp change in economic policy. The trend growth during the current year is expected to amount to 4.5% and to increase by an average of 4% compared with 1999. Business sector GDP is expected to increase by 5% during the year and by an average of 4.5% compared to 1999.

Private consumption will grow by about 5% as it did in 1996, and compared with an increase of 3.7% during 1998-99. The relatively high 9.0% level of unemployment and consumer's relatively low confidence will prevent a large increase in private consumption.

Exports of goods and services are expected to grow by 8% in real terms compared with 7.4% in 1999. Exports of goods are expected to rise by 6% while exports of services are expected to increase by 15% due to a 25% growth in exports of tourism services. The rate of increase in imports of goods and services is expected to fall to 6% in 2000 compared with 14.3% in 2000.

Investment in fixed assets is expected to grow by 2.5% in 2000 compared with 1.5% in 1999. The pace of activity in the various types of construction is expected to stabilize following three years of decline. Although non-housing investment is expected to grow by a moderate 3.0% in 2000 but after exclusion of investment in ships and aircraft, a larger increase of 6% is expected.

A low deficit of $1.6 billion is expected in the balance of payments current account, which will be similar to the 1999 deficit. Direct foreign investment is expected to remain at its current high level, of $3 billion. Israel's net external debt is expected to stabilize at $11.5 billion or 11.5% of GDP.

Unemployment is expected to remain high, at 9% in 2000 as in 1999. A substantial decrease in unemployment will be attainable only when the economy is growing at a rate of 4.5% and more over time. This is because the civilian labor force is expected to grow by 3% and labor productivity is expected to increase by 1.5% as the recession ends.

The economic forecast for the current year assumes that budgetary policy will be practically neutral. The need to adhere to a total budget deficit of 2.5% of GDP will not present a problem, because government revenue is expected to grow considerably due to the economic recovery. While GDP is expected to expand by 4%, revenue in the budget is estimated on the assumption of a growth rate of only 3%. It should be noted that the total budget deficit in 1999 of 2.25% GDP was lower than forecasted and was achieved due to the recovery in economic activity. Although the total expenditure framework is expected to be more rigid, changes may stem from spending items connected with the implementation of the agreement with the Palestinians and planned withdrawal from Southern Lebanon.

Monetary policy became highly restrictive from 1994 onwards with the aim of reaching low inflation that would be close to European levels, by cooling the economy and preventing a depreciation of the shekel. While the inflation target for 1999 was 4%, actual inflation was only 1.3%. This resulted from the appreciation that had continued from the end of 1998 following the large depreciation and upsurge in inflation in the summer of that year. Inflation in 1998 was 8.6% and the average inflation rate for 1998-99 amounted to 5% compared to 7% in 1997. The government's inflation target for 2000 and 2001 has been set at 3-4%. A measured reduction in the interest rate is necessary in order to achieve this target. But in view of the Bank of Israel's natural tendency to keep on the safe side the interest rate may actually be cut quite slowly and to a minor extent. This would result in inflation remaining lower that its targeted level. At the same time, high interest rates would hold down the cyclical economic recovery that began in the second quarter of 1999.

As was expected, in its monetary program in February, the Bank of Israel cut the interest rate by 0.4% to 10.3%. It is expected that inflation will amount to 3.5% in 2000, and the monetary interest rate will fall to 9.0 - 9.5% by the end of the year. Actual and expected inflation during the second half of the year will reach 4% with the result that the real interest rate for the term of a year will drop from 10% at the end of 1999 to 6% at the end of 2000. The Shekel will depreciate by 4% against the currency basket during 2000 but is not expected to depreciate against the dollar, which is likely to weaken against the euro during the year.

Housing construction activity continued to decline in 1999 for the third consecutive year. The slowdown in this activity mainly resulted from the adjustment of investment to demand. During the first half of the 1990's investment in housing construction doubled in response to the upsurge in demand caused by the wave of mass immigration. The lower level of immigration during recent years, the high level to which prices had risen, the onset of the recession in the economy and the high real interest rate all have had the effect of reducing demand, as well as prices. The number of housing starts in 1999 is estimated at 38,000 units, compared with 71,000 in 1995. The number of housing units under construction fell from 103,000 in 1996 to 76,000 at the end of 1999. The level of housing construction activity is expected to stabilize in the year 2000. The number of building starts is expected to increase slightly to 45,000 units, a number matching the natural growth in demand.

Investment in fixed assets excluding ships and aircraft is expected to grow by 5% in 2000.

The budget for the year 2000 presents as its main objective an increased level of economic activity. It is accepted that certain items in the budget, especially those relating to investment, have a greater impact than other items. Spending allocations in the budget for 2000 that are directed at investments increased by less than half a billion Shekels compared to the 1999 budget.

The government assumes that an increasing proportion of infrastructure will be built by private enterprise. A notable example is the Trans Israel Highway, which is to be built and apparently also run by private entrepreneurs under the BOT (Build, Operate, Transfer) method of PFI (Private Financial Institute). The advantage of this method is that it does not affect the state budget. The disadvantage is the length of time that is taken for such projects to reach fruition. The return on infrastructure greatly exceeds the cost of government borrowing. Increased government investment in infrastructure could contribute to more rapid growth and to an improvement in the allocation of resources in the economy, particularly during a slow period in the housing construction industry.

Political Situation in Israel
-----------------------------

There is no doubt that the peace negotiations between Israel and her neighbors - Syria and Lebanon, along with the Palestinians will influence substantially the outcome of economic development in Israel, as the potential for 5 - 6% growth in Israel is there and global economy experts favor this trend which is important to Israel's exports.

In the coming months the outcome of the peace negotiations will be clearer and, of course, its influence on the economy of Israel.

BALTON

General
-------

Balton is a management and holding company serving its African subsidiaries which operate in Nigeria, the Zambia, Ghana, Kenya, Tanzania, Uganda and Cote D'Ivoire. These subsidiaries are located in and organized under the laws of the jurisdictions where they operate. The subsidiary in Cote D'Ivoire was first registered in 1997 and commenced trading on April 7, 1997. Balton controls the financial and commercial activities of its subsidiaries and acts as a trading house for its subsidiaries and customers in other African countries maintaining contact with suppliers, manufacturers, shipping companies and banks.

The primary subsidiaries of Balton are Amiran Ltd. ("Amiran Zambia), Dizengoff Ghana Ltd. ("Dizengoff Ghana"), Amiran Kenya Ltd. ("Amiran Kenya"), Balton Tanzania Ltd. ("Balton Tanzania"), Dizengoff W.A. (Nigeria) Ltd. ("Dizengoff Nigeria"), Balton BV-DWA Nigeria Ltd. ("Balton (Nigeria)"), Balton (U) Ltd. Uganda ("Balton Uganda") and Balton SNES ("Balton Cote D'Ivoire").

During 1999, Balton acquired a 50% associated company interest in a new venture, Skyline Ltd. ("Skyline") registered in Nigeria. The shares in Skyline are held directly by Skyline Holdings Limited registered in the Isle of Man and Balton owns 50% of the shares in this company. The activity is a joint venture in conjunction with Arkia Israeli Airlines Limited, a company based in Tel-Aviv, Israel. Skyline carries on the business of scheduled and non-scheduled passenger and cargo air services operating presently solely in Nigeria.

The principal products traded by Balton and its subsidiaries are agri-chemicals and agricultural implements, radio communication, telecommunications, air conditioning and electrical equipment. Balton has dealership concessions with Motorola Communications and Radius Equipment which it holds on behalf of its subsidiaries in Nigeria, Ghana, Kenya and Uganda. The current distribution agreements with Motorola Communications are for a one-year period expiring in December 2000, renewable for successive one-year periods and may be terminated by either party upon 60 days' written notice. In addition, Balton Nigeria is involved in the installation of water supply equipment.

During the first quarter of 1994, Balton Nigeria commencing preliminary work for the construction and installation of a water treatment plant and related facilities in Katsina, Nigeria, pursuant to a contract with the Nigerian Ministry. Work on this contract continued during 1995 and 1996 but at a slower pace than specified by the contract agreement due to insufficient funding from the client. A substantial portion of the work has been sub-contracted. By November 1996, the original period for completion of the total contract expired and the work completed amounted to approximately 20% of the total contract. An extension of time was agreed for three years to November 1999 during which time approximately a further 5% of the work required was completed at a remaining, revised contract price of $76 million. The Nigerian Ministry wishes to complete the project but completion is subject to the political and economic risks associated with doing business in Nigeria and is dependent upon the Nigerian Ministry's ability to fund the contract. See Note B of Notes to Consolidated Financial Statements.

Roughly 50% of the goods supplied by Balton are from Israeli suppliers, although virtually all irrigation and agricultural equipment is from Israel. Balton's other sources of supply come from a diverse group of suppliers world-wide. The bulk of Balton's customers are located in the African countries where it conducts business. Balton's business is not dependent on a single customer or small group of customers. Approximately 30% of sales by Balton's subsidiaries are for cash, with the balance on credit terms with an average of 90 days.

At December 31 1999, Balton and its subsidiaries and associated companies employed a total of approximately 770 persons.

Economic and Political Conditions in Africa
-------------------------------------------

The economic and political climate of the African countries may directly affect the transaction of business by Balton and its African subsidiaries. In particular, the currencies of the African countries where Balton transacts business have been subject to significant devaluation against the U.S. dollar. During 1999, there were significant devaluations throughout the subsidiaries which resulted in foreign currency exchange losses. In addition business activity in certain countries is subject to significant foreign exchange regulation, as well as price verification.

In addition, the economies of individual African countries may differ favorably or unfavorably from the U.S. economy in such respects as growth of gross domestic product, rate of inflation, currency depreciation, capital reinvestment, resources, self-sufficiency and balance of payments position. In particular there were high rates of inflation during 1999 in certain African countries where Balton transacts business. Further, the economies of African countries generally are heavily dependent upon international trade and, accordingly, may be adversely affected by trade barriers, exchange controls, managed adjustments in relative currency values and other protectionist measures imposed or negotiated by the countries with which they trade. These economies also may be adversely affected by economic conditions in the countries with which they trade.

With respect to any African country, there is the possibility of nationalization, expropriation or confiscatory taxation, political changes, government regulation, social instability, diplomatic developments (including war) or unfavorable climatic conditions which could affect adversely the economies of such countries or the value of the Company's investments in those countries.

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

Investor currently operates from an office building (located in Budapest) which is owned by Interag. Investor and Interag use 384 square meters of office space which is adequate for their current needs and the remaining part of the building (over 2,500 square meters) is being rented to Danubius, HungarHotels and Agrimpex Commodities Kft. Interag continues to own or lease several properties which, following the reorganization of Interag are now utilized, principally by third parties, for retail operations. The other office building (2,900 square meters) comprising the former headquarters was refurbished in 1998 and subletted.

Agrimpex Rt. leases office space in Budapest. Its Agrimill subsidiary owns a head office in Bekescsaba, seventeen sites in Bekes County and leases one in Budapest from Investor.

Agrimill's facilities in the aggregate are situated on approximately 470,000 square meters of land and include 113,900 square meters in building space.

Viktoria operates from a head office in Kecskemeet and owns eleven sites in Bacs-Kiskun County. The corn-flaking plant was sold in 1998.

ATI Depo and DP Invest lease office space in Budapest. Warehousing sites owned and used by them are located in Budapest, Gyor, Szabadbattyaan, Pecs, Miskolc, Baja and Szajol.

In 1998, Balton purchased the office and warehouse space it utilizes in Cote D'Ivoire and completed the construction of long leasehold buildings on a new site in Nairobi. Balton also has long leasehold properties on which it pays peppercorn rentals in all of the African countries in which it operates. In addition Balton leases warehouse space in Dar Es Salaam, Tanzania and up-country locations in Ghana, Tanzania and Uganda under annual leases.

Balton leases various residential premises under annual leases for its expatriate employees. In addition, Balton rents office space from the parent undertaking CP Holdings Limited in Watford, England and office space in Tel-Aviv, Israel from a company within the CP Holdings Limited Group, both under annual leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 annual meeting of stockholders was held on October 28, 1999. At that meeting, the following proposals were submitted to the Company's stockholders: (1) election of the Company's current Board of Directors and (2) ratification of the selection of KPMG Hungaria Kft. as independent auditors of the Company for the fiscal year ended December 31, 1999.

At the meeting, the Company's nominees for directors were elected. Bernard Schreier, John Smith, Michael Wreschner, Wilfred Wyler, and Alfred Simon each received 5,199,825 affirmative votes representing 99% of the votes cast. The appointment of KPMG Hungaria Kft. was approved with 5,205,899 votes in favor representing 99% of the votes cast.

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

PERIOD                                    HIGH                LOW
------                                    ----                ---
1998
----
1st quarter                               $11 3/4             $10 1/2
2nd quarter                               $11 1/2              $9
3rd quarter                               $10 3/4              $8
4th quarter                               $10 1/4              $7 1/4

1999
----
1st quarter                               $11 1/2             $9
2nd quarter                               $11 1/4             $9 1/2
3rd quarter                               $11 1/2             $9 1/4
4th quarter                               $12 3/4             $9 1/2

2000
----
1st quarter                               $11 3/4             $9 3/4


As of March 31, 2000, there were 1,375 record holders of the Company's Common Stock.

The Company's policy has been to conserve cash for future operating and capital expenditures and, accordingly, the Company does not plan to declare dividends in the foreseeable future. No dividend payments were made in 1997, 1998 or 1999.

On March 3, 1998, the Company's Board of Directors declared a 4-for-1 stock split, which was distributed on March 16, 1998, to shareholders on record at the close of business on March 3, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial data for the Company as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 which should be read in conjunction with the Consolidated Financial Statements (including the notes thereto) and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Report.



YEARS ENDED DECEMBER 31,                              1999         1998          1997        1996         1995
------------------------                              ----         ----          ----        ----         ----
(IN THOUSANDS, EXCEPT  PER SHARE DATA)
Statement of Income Data:
Net sales .......................................   $ 179,111    $ 203,710    $ 239,617    $ 275,820    $ 280,921
Gross profit ....................................      47,628       48,651       48,388       65,227       60,946
Selling, general and administrative expenses ....      42,388       43,543       44,461       49,083       43,401
Operating income ................................       5,240        5,108        3,927       16,144       17,545
Other income Interest income ....................         815        1,253        2,186        2,285        3,624
Dividend income .................................        --             31           13           22          254
Equity in earnings (loss) of affiliates .........       4,290        4,361        4,156        4,230        3,823
Foreign currency (loss) .........................      (4,299)      (2,563)      (2,453)        (263)        (385)
Gain on sale of noncurrent assets ...............       2,340          410        2,486        2,230        1,373
Interest expense ................................      (1,475)      (2,776)      (4,753)      (4,100)      (4,764)
Rental income ...................................       3,191        1,950        1,585        1,710        1,249
Other-net .......................................      (2,242)      (1,504)      (1,342)      (1,566)      (1,199)
Income before minority interest and income taxes        7,860        6,270        5,805       20,692       21,520
Net income ......................................       5,761        3,629        5,373       12,711       11,641
Basic net income per common share ...............   $    1.01    $    0.64    $    0.94    $    2.23    $    2.04
Basic average number of common shares outstanding       5,693        5,693        5,693        5,693        5,693


AT DECEMBER 31,                                       1999         1998          1997        1996         1995
---------------                                       ----         ----          ----        ----         ----
(IN THOUSANDS)
Balance Sheet Data:
Working capital.............................          $30,589      $34,329      $50,822      $47,464      $49,416
Total assets................................          173,164      166,838      176,042      203,556      175,449
Short-term debt,  including current
maturities of long-term debt................           22,023       11,964       25,151       35,838       17,046

Long-term debt, excluding current maturities            1,197        3,281        1,508        2,160        2,528
Total liabilities...........................           84,268       78,405       88,897       95,032       70,979
Minority interest in subsidiaries...........           14,851       14,738       15,149       20,494       22,171
Stockholders' equity........................           88,896       88,433       87,145       88,030       82,299


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company has three principal areas of operation with respect to its subsidiaries:

o    Investor and its subsidiaries in Hungary;

o    Israel Tractor in Israel,

o and Balton; and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Kenya, Uganda and the Cote d'Ivoire.

The Company has five principal business segments:

     (a) vehicle sales and service;
     (b) export/import and processing/storage of agricultural products;
     (c) the distribution of tractors and other heavy equipment;
     (d) the sale of agricultural, communications and electrical equipment; and
     (e) other industries including retail and wholesale consumer products and corporate.

1999 Compared to 1998
---------------------

The table below sets forth for 1999 and 1998 certain information with respect to the results of operations of the Company and its principal subsidiaries.



1999                           Net Sales             Gross Profit        Income before         Net Income (Loss)
----                           ---------             ------------       Income Taxes and       -----------------
                                                                       Minority Interests
                                                                       ------------------
                            Amount        %         Amount      %         Amount      %          Amount       %
                            ------      ---         ------     ---        ------     ---         ------      ---
                        (In millions)           (In millions)          (In millions)         (In millions)

IIC Industries Inc.          $ --       --           $ --      --          $(0.6)   (7.5)          $(0.6)    (10.3)
(parent company)

Israel Tractor  &             $54.2    30.3          $14.3    30.0          $1.6    20.2            $1.1      19.0
Equipment Co. (Israel)

Balton CP Group (Africa)       69.2    38.6           19.0    40.0           0.9    11.4             0.1       1.7

Investor RT Group              55.7    31.1           14.3    30.0           6.0    75.9             5.2      89.6
(Hungary)                      ----    ----           ----    ----          ----    ----            ----      ----

                             $179.1     100          $47.6     100          $7.9     100            $5.8       100
                             ======    ====          =====    ====          ====    ====            ====      ====


1998                          Net Sales             Gross Profit          Income before         Net Income (Loss)
----                          ---------             ------------         Income Taxes and       -----------------
                                                                         Minority Interests
                                                                        ------------------
                            Amount        %         Amount      %         Amount      %          Amount       %
                            ------       ---         ------    ---        -------    ---         -------     ---
                        (In millions)           (In millions)          (In millions)          (In millions)

IIC Industries Inc.       $  --          --         $ --      --          $ (0.5)     (7.9)      $(0.6)     (16.7)
(parent company)

Israel Tractor &          $ 57.8        28.4        $15.7    32.2            0.5       7.9        (0.3)      (8.3)
Equipment Co. (Israel)

Balton CP Group (Africa)    68.0        33.4         18.6    38.2            2.7      42.9          0.9       25.0

Investor Rt. Group          77.9        38.2         14.4    29.6            3.6      57.1          3.6      100.0
(Hungary)                 ------        ----        -----    ----           ----      ----        -----      -----
                          $203.7         100        $48.7     100           $6.3       100        $ 3.6        100
                          ======        ====        =====    ====           ====      ====        =====      =====


The table below sets forth for 1999 and 1998 certain information with respect to the results of operations of the Company and its five principal business segments:

                                               1999                                                  1998
                                               ----                                                  ----
                                                               Operating                                                 Operating
                        Net sales        Gross Profit         Income (Loss)      Net Sales        Gross Profit         Income (Loss)
                        ---------        ------------         -------------      ---------        ------------         -------------
                          Amount      %      Amount     %         Amount        Amount      %      Amount      %          Amount
                     (In millions)       (In millions)        (In millions)  (In millions)         (In millions)      (In millions)
------------------------------------------------------------------------------------------------------------------------------------
Vehicle sales and          $14.7     8.2      $1.8     3.8         $0.2         $13.7      6.7      $1.4       2.9        $0.1
distribution
(Investor)

Export and import of        30.8    17.2       8.8    18.5        (0.1)          60.0     29.5      10.3      21.1         0.3
agricultural products
(Investor)

Other Industries            10.2     5.7       3.7     7.6        (3.3)           4.2      2.1       2.7       5.5       (2.4)
(Investor)

Tractor and heavy                                                   0.7                                                    0.7
equipment                   54.2    30.3      14.3    30.0                       57.8     28.4      15.7      32.3
(Israel Tractor)

Agricultural,
communications and          69.2    38.6      19.0    40.1          7.7          68.0     33.3      18.6      38.2         6.4
                            ----    ----      ----    ----          ---          ----     ----      ----      ----         ---
electrical equipment
(Balton)

                          $179.1    100      $47.6   100.0          5.2        $203.7      100     $48.7       100        $5.1
                          ======    ===      =====   =====          ===        ======      ===     =====       ===        ====

1999 COMPARED TO 1998

Net Sales - Net sales on a consolidated basis in 1999 decreased by $25 million as compared to 1998. This decrease was mainly attributable to a reduction in demand for Israel Tractors' products and the reorganization of Investor's agricultural commodity trading business.

Gross Profit - Gross profit on a consolidated basis in 1999 decreased by $1.02 million or approximately 2.1%, to approximately $47.6 million, or approximately 26.6% of net sales, from approximately $48.7 million, or approximately 23.9% of net sales in 1998. The decrease in the gross margin percentage was due to the reorganization of Investor's agricultural commodity trading business.

Operating Income - Operating income on a consolidated basis in 1999 increased by approximately $130 thousand, to approximately $5.2 million, or approximately 2.9% of net sales, from approximately $5.1 million, or approximately 2.5% of net sales in 1998. This increase was principally due to higher sales and gross profit in Balton.

Interest Income - Interest income decreased in 1999 by approximately $438,000, or approximately 35%, to approximately $815,000, due to lower cash balances and lower rates of interest in the various countries in which the Company's operations are located.

Equity in Earnings of Affiliates - Equity in earnings of affiliates decreased by $71,000 in 1999, primarily due to the Danubius investment.

Foreign Currency Gains and Losses - There was a foreign currency net loss in 1999 of $4.3 million compared to a loss in 1998 of $2.6 million. This increase was primarily attributable to devaluations of local currency in Africa.

In addition, the foreign translation adjustment loss (see stockholders' equity calculation) increased from approximately $34.4 million in 1998 to approximately $39.7 million in 1999 due primarily to the weakness of the various local currencies.

Gain on Sale of Noncurrent Assets - Gain on sale of noncurrent assets in 1999 increased by approximately $1.9 million, to approximately $2.3 million. This increase was primarily due to the sale of 50% of the shares of ATI Depo and DP Invest.

Interest Expense - Interest expense in 1999 decreased by approximately $1.3 million. This decrease is primarily due to the decrease in bank loans and lower rates of interest.

Income Before Income Taxes and Minority Interests - Income before income taxes and minority interests in 1999 increased by approximately $1.6 million, or approximately 25.4%, to approximately $7.9 million in 1999 (representing approximately 4.4% of net sales for that year) from approximately $6.3 million in 1998 (representing approximately 3.1% of net sales for that year).

Minority Interest - Minority interest in 1999 decreased by approximately
$250,000.

Income Taxes - Income taxes in 1999 decreased by approximately $300,000, or approximately 13% to $1.9 million in 1999.

Net Income - Net income for 1999 increased by $2.2 million from approximately $3.6 million in 1998 to approximately $5.8 million in 1999.

Investor
--------

The operations of three of the Company's segments are conducted in Hungary through Investor. During 1999, Investor continued to restructure certain unprofitable operations. See Item 1. Business - Investor.

     Vehicle Sales and Service Segment
     ---------------------------------

  o Net sales for 1999 increased by approximately $1 million or approximately 7.3%, as compared to 1998.

  o Gross profit for 1999 increased by approximately $400,000 to approximately $1.8 million (representing 12% of net sales for such year) from approximately $1.4 million in 1998 (representing 10% of net sales for such year).

  o  Operating income was approximately $200,000 in 1999 and $100,000 in 1998.

     These increases were primarily due to more vehicles being sold while maintaining the margins.

     Export/Import and Processing/Storage of Agricultural Products Segment
     ---------------------------------------------------------------------

  o Net sales for 1999 decreased by approximately $29 million, or approximately 49%, as compared to 1998.

  o Gross profit for 1999 decreased by approximately $1.5 million, or approximately 15% to approximately $8.8 million (representing 29% of net sales for such year) from approximately $10.3 million in 1998 (representing 17% of net sales for such year).

  o Operating income for 1999 decreased by $400,000, to an operating loss of $100 thousand from approximately an operating profit of $300,000 in 1998.

The decrease in net sales and gross profit was primarily due to the restructuring of the agricultural commodity business. The decrease in operating income was primarily to market conditions.

     Other Industries
     ----------------

  o Net sales for 1999 increased by approximately $6 million, or approximately 143%, as compared to 1998.

  o Gross profit for 1999 increased by approximately $1 million, or approximately 37% to approximately $3.7 million (representing 36% of net sales for such year) from approximately $2.7 million in 1998 (representing 64% of net sales for such year).

  o  Operating loss for 1999 increased by $900,000.

The increase in net sales and gross profits was due to the consolidation during the year of the warehousing and distribution business. The increase in the operating loss was primarily due to losses incurred at the warehousing and distribution business.

     Israel Tractor: Tractor and Heavy Equipment Segment
     ---------------------------------------------------

  o Net sales for 1999 decreased by approximately $3.6 million, or approximately 6.2% as compared to 1998, due to a reduction in demand for the Company's products.

  o Gross profit for 1999 decreased by $1.4 million, or 8.9%, to $14.3 million (representing 26% of net sales for such year) from $15.7 million in 1998 (representing 27.2% of net sales for such year). This decrease was due the reduction in Sales.

  o  Operating income for 1999 did not increase from 1998.

     Balton: Agricultural, Communications and Electrical Equipment Segment
     ---------------------------------------------------------------------

  o Net sales for 1999 increased by $1.2 million, or approximately 1.8%, as compared to 1998 principally due to higher demand for the products.

  o Gross profit for 1999 increased by $400,000, or approximately 2.7%, to $19 million (representing 27.5% of net sales for such year) from $18.6 million in 1998 (representing 27.4% of net sales for such year). This increase was due to the increase in sales.

  o Operating income for 1999 increased by $1.3 million to $7.7 million, (representing 11.1% of net sales for such year) from $6.4 million in 1998. This increase was due to the increase in sales or gross profit.

1998 Compared to 1997
---------------------

The table below sets forth for 1998 and 1997 certain information with respect to the results of operations of the Company and its principal subsidiaries:




1998                              Net Sales             Gross Profit          Income before         Net Income (Loss)
----                             -----------            ------------         Income Taxes and       -----------------
                                                                            Minority Interests
                                                                            ------------------
                               Amount         %        Amount        %        Amount       %         Amount         %
                               ------       ---       -------      ---        ------     ---         ------       ---
                            (In millions)           (In millions)              (In millions)             (In millions)

IIC Industries, Inc.           $--          --         $--         --        $(0.5)     (7.9)       $(0.6)       (16.7)
(parent company)

Israel Tractor &               $57.8       28.4        $15.7       32.2        0.5       7.9         (0.3)        (8.3)
Equipment Co. (Israel)

Balton CP Group (Africa)        68.0       33.4         18.6        38.2       2.7      42.9          0.9         25.0

Investor Rt. Group              77.9       38.2         14.4        29.6       3.6      57.1          3.6        100.0
                              ------       ----         ----        ----      ----      ----         ----        -----
(Hungary)

                              $203.7        100        $48.7         100      $6.3       100         $3.6          100
                              ======        ===        =====        ====      ====      ====         ====        =====




1997                              Net Sales              Gross Profit          Income before       Net Income (Loss)
----                              ---------              ------------         Income Taxes and    -----------------
                                                                             Minority Interests
                                                                             ------------------
                               Amount         %         Amount         %       Amount       %       Amount        %
                               ------        ---        ------        ---      ------      ---      ------       ---
                            (In millions)            (In millions)          (In millions)            (In millions)



IIC Industries Inc.              --         --           --            --        $0.6      10.3       $0.4        7.4
(parent company)

Israel Tractor &               $67.7       28.2         $19.1         39.6        2.4      41.4        1.7       31.5
Equipment Co. (Israel)

Balton CP Group (Africa)        51.0       21.3          14.8         30.6        1.7      29.3        0.6       11.1

Investor Rt. Group             120.9       50.5          14.4         29.8        1.1      19.0        2.7       50.0
                              ------       ----         -----         ----        ---      ----       ----       ----
(Hungary)
                              $239.6        100         $48.3          100        5.8       100       $5.4        100
                              ======       ====         =====         ====        ===      ====       ====       ====

The table below sets forth for 1998 and 1997 certain information with respect to the results of operations of the Company and its five principal business segments:

                                               1998                                                  1997

                                                               Operating                                              Operating
                           Net sales        Gross Profit      Income (Loss)      Net Sales         Gross Profit      Income (Loss)
                           ---------        ------------      -------------      ---------         ------------      -------------

                         Amount     %       Amount     %         Amount        Amount      %       Amount      %        Amount
                        (In millions)      (In millions)      (In millions)    (In millions)       (In millions)     (In millions)
-----------------------------------------------------------------------------------------------------------------------------------
Vehicle sales and        $13.7     6.7      $1.4     2.9          $0.1         $11.9      5.0      $1.5       3.1       $(0.1)
distribution
(Investor)

Export and import of      60.0    29.5      10.3    21.1           0.3         107.1     44.7      12.6      26.1        (0.5)
agricultural products
(Investor)

Other Industries           4.2     2.1       2.7     5.5          (2.4)          1.9      0.8       0.3       0.6        (2.2)
(Investor)
Tractor and heavy
equipment                 57.8    28.4      15.7    32.3           0.7          67.7     28.2      19.1      39.6         2.3
(Israel Tractor)
Agricultural,

communications and        68.0    33.3      18.6    38.2           6.4          51.0     21.3      14.8      30.6         4.4
electrical equipment
(Balton)                 -----    ----      ----    ----          ----        ------     ----     -----      ----        -----


                        $203.7     100     $48.7     100          $5.1        $239.6      100     $48.3       100        $3.9
                        ======    ====     =====    ====          ====        ======     ====     =====      ====        =====



1998 COMPARED TO 1997
---------------------

Net Sales - Net sales on a consolidated basis in 1998 decreased by $36 million as compared to 1997. This decrease was mainly attributable to a reduction in demand for Israel Tractors' products and the reorganization of Investor's agricultural commodity trading business.

Gross Profit - Gross Profit on a consolidated basis in 1998 increased by only $263,000 or approximately 0.5%, to approximately $49 million, or approximately 24% of net sales, from approximately $48 million, or approximately 20% of net sales, in 1998. The increase in the gross margin percentage was due to the reorganization of Investor's agricultural commodity trading business.

Operating Income - Operating income on a consolidated basis in 1998 increased by approximately $1.2 million, to approximately $5.1 million, or approximately 2.5% of net sales, from approximately $3.9 million, or approximately 1.6% of net sales in 1998. This increase was principally due to higher sales and gross profit in Balton.

Interest Income - Interest income decreased in 1998 by approximately $900,000, or approximately 43%, to approximately $1.3 million, due to lower cash balances and lower rates of interest in the various countries of operations.

Equity in Earnings of Affiliates - Equity in earnings of affiliates increased in 1998 by $200,000, primarily due to the Danubius investment.

Foreign Currency Gains and Losses - There was a foreign currency net loss in 1998 of $2.6 million compared to a loss in 1997 of $2.5 million. This increase was primarily attributable to devaluations of local currencies in Africa.

In addition, the foreign translation adjustment loss (see stockholders' equity calculation) increased from approximately $32.1 million in 1997 to approximately $34.4 million in 1998 due primarily to the weakness of the various local currencies.

Gain on Sale of Noncurrent Assets - Gain on sale of noncurrent assets in 1998 decreased by approximately $2.1 million, to approximately $410,000. This decrease was primarily due to the sale of the remaining parcels of land to Shell in Hungary in 1997.

Interest Expense - Interest expense in 1998 decreased by approximately $2 million. This decrease is primarily due to decrease in bank loans in Hungary.

Income Before Income Taxes and Minority Interests - Income before income taxes and minority interests in 1998 increased by approximately $465,000, or approximately 8%, to approximately $6.3 million in 1998 (representing approximately 3.1% of net sales for that year) from approximately $5.8 million in 1997 (representing approximately 2.4% of net sales for that year).

Minority Interest - Minority interest in 1998 increased by approximately $1.5 million, due to higher income in Balton and the reduction of losses in Agrimpex.

Income Taxes - Income taxes in 1998 increased by approximately $700,000, or approximately 45% to $2.2 million in 1998. This increase was primarily due to the higher income in the year.

Net Income - Net income for 1998 decreased by $1.7 million from approximately $5.4 million in 1997 to approximately $3.6 million in 1998. The decrease is primarily due to the reduction in demand for Israel Tractor's products.

Investor
--------

The operations of three of the Company's segments are conducted in Hungary through Investor. During 1998, Investor continued to reorganize certain unprofitable operations. See Item 1. Business - Investor.

      Vehicle Sales and Service Segment

      o Net sales for 1998 increased by approximately $1.8 million or approximately 15%, as compared to 1997.

      o Gross profit for 1998 decreased by approximately $100,000 to approximately $1.4 million (representing 10.3% of net sales for such year) from approximately $1.5 million in 1997 (representing 13% of net sales for such year).

      o Operating income was approximately $100,000 in 1998 and a loss of $100,000 in 1997.

            The increase in net sales arose from increased marketing in the motor vehicle business.

            Export/Import and Processing/Storage of Agricultural Products
            Segment
            --------------------------------------------------------------

      o Net sales for 1998 decreased by approximately $47 million, or approximately 44%, as compared to 1997.

      o Gross profit for 1998 decreased by approximately $2.3 million, or approximately 18% to approximately $10.3 million (representing 17.1% of net sales for such year) from approximately $12.6 million in 1997 (representing 12% of net sales for such year).

      o Operating income for 1998 increased by $800,000, or approximately 160%, to an operating income of $300,000 from approximately an operating loss of $500,000 in 1997.

The decrease in net sales and gross profit was primarily due to the disposal of Agrimpex Commodities. The increase in operating income was primarily affected by the disposal of lossmaking activities and the reorganization of the milling companies.

Other Industries
----------------

      o Net sales for 1998 increased by approximately $2.3 million, or approximately 121%, as compared to 1997.

      o Gross profit for 1998 increased by approximately $2.4 million, or approximately 800% to approximately $2.7 million (representing 64% of net sales for such year) from approximately $300,000 in 1997 (representing 16% of net sales for such year).

      o     Operating loss for 1998 increased by $200,000.

The increase in net sales and gross profits was due to the consolidation during the year of the warehousing and distribution business.

The increase in the operating loss was primarily due to losses incurred at the warehousing and distribution business.

Israel Tractor: Tractors and Heavy Equipment Segment
----------------------------------------------------

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

      o Operating income for 1998 decreased by $1.6 million to $700,000 (representing 1.2% of net sales for such year) from $2.3 million in 1997 (representing 3.4% of net sales for such year) as a result of lower trading activity.

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

INCOME TAXES

The Company may be subject to tax in some or all of the foreign countries in which it has operations. However, foreign taxes imposed on the Company's income may qualify as a foreign income tax and therefore be eligible for credit against the Company's U.S. income tax liability subject to certain limitations set out in the Tax Reform Act of 1986, as amended (or alternatively, for deduction against income in determining such liability). The limitations set out in the Code include, among others, computation rules under which foreign tax credits allowable with respect to specific classes of income cannot exceed the U.S. Federal income tax otherwise payable with respect to each class of income. Foreign income taxes exceeding the credit limitation for the year of payment or accrual can be carried back for two taxable years and forward for five taxable years, in order to reduce U.S. Federal income tax, subject to the credit limitations applicable in each of such years. Other restrictions on the foreign tax credit include a prohibition on the use of the credit to reduce liability for the U.S. corporate alternative minimum taxes by more than 90%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 1999. At December 31, 1999, the Company and its wholly owned Israel Tractor subsidiary, had working capital of $20.9 million, including cash and cash equivalents of $6.3 million. Cash of subsidiaries that are not wholly owned (including the Investor Group and the Balton Group) is generally not available for use by the Company or other subsidiaries (except to the extent paid to the Company as reimbursement for general overhead paid by the Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

At December 31, 1999, Balton, Investor and Israel Tractor had outstanding short-term indebtedness of approximately $4.8 million, $9.2 million and $8.0 million, respectively. At December 31, 1999, Investor and its subsidiaries, had credit lines of $16 million which are considered adequate for the present purposes of the business. At December 31, 1999, Balton, Investor, and Israel Tractor had unused lines of short-term credit of $13 million, $5.6 million, and $1.1 million, respectively.

The Investor Group made capital expenditures of approximately $1.5 million in 1999 for the purchase of property, vehicles and equipment from internally generated funds. In 1999, Balton and Israel Tractor made capital expenditures of approximately $1.1 million and $640 thousand, respectively, for the purchase of vehicles and equipment. Such expenditures were made from internally generated funds.

INFLATION

Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an adverse affect on Investor's financial condition. See Note A(10) of Notes to Consolidated Financial Statements.

Inflation in Israel was moderate in 1999 and therefore did not significantly affect operations in that country. There was no further devaluation of the Israeli shekel against the U.S. Dollar in 1999.

Significant rates of inflation persisted in the African countries where Balton operates, triggering significant devaluations of certain local currencies.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and, and as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 will have a significant impact on the Company's results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1999, the income from the Company's Hungarian, African and Israeli subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which until the end of 1999 was subject to a programmed devaluation and floated against a basket of two currencies (the U.S. dollar and the European Currency Unit, Euro) underwent devaluations against the U.S. dollar at the rate of 15% during 1999. Since the beginning of 2000, the Hungarian currency is subject to a programmed devaluation solely against the Euro and has been further devalued by approximately 8% against the U.S. dollar. Since the functional currency for Investor is the Hungarian Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain of African countries such as Zambia and Uganda operate in hyper-inflationary economies. See Notes A(10) and I of Notes to Consolidated Financial Statements filed under Item 8 of this Report.

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

DISCLOSURE ABOUT INTEREST RATE RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2000, although there can be no assurances that interest rates will not significantly change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and required financial statement schedules of the Company are located beginning on page F-1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

A change in independent accountants has previously been reported. See the Company's Current Report on Form 8-K filed on November 3, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors and Executive Officers of the Company and certain executive officers of its subsidiaries are as follows:



Name                                Age                       Position with the Company
----                                ---                       -------------------------


Bernard Schreier                    81                        Chairman of the Board, President and Director

Fortunee F. Cohen                   72                        Secretary

Michael M. Wreschner                55                        Director, Assistant Secretary

John E. Smith                       51                        Director

Wilfred Wyler                       92                        Director

Alfred L. Simon                     59                        Director

Jozsef Ferenc Polgar                57                        Chief Executive Officer of
                                                              Investor

Zvi Borowitsh                       62                        Managing Director of Israel
                                                              Tractor

Moshe Gershi                        48                        General Manager of Balton


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

Zvi Borowitsh has been the Managing Director of Israel Tractor since July 1989. Mr. Borowitsh is also the Chairman of Israel Quarrying & Mining Associations and an Assistant Professor of Earthmoving Technology and Management at Haifa Technion.

Moshe Gershi has been the General Manager of Balton since April 1991. In his prior positions he served as General Manager (January 1991 to June 1991), Director of corporate finance (January 1989 to January 1991) and Treasurer (January 1987 to December 1988) of Koor Trade Ltd. which, through its wholly owned subsidiary Koor USA, Inc., was the principal shareholder (49.71%) of the Company's outstanding voting securities until July 25, 1989.

All Directors of the Company are elected by the shareholders for a one-year term and hold office until the next annual meeting of shareholders of the Company or until their successors are elected and qualify. The Board of Directors has appointed Messrs. Schreier, and Wreschner to serve on the Investment and Finance Committee of the Board of Directors. Executive officers are appointed by the Company's Board of Directors for a one-year term and hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Mr. Bernard Schreier was not given any compensation from the Company for serving as Chairman of the Board and President in 1999. No executive officer of the Company was paid compensation equal to or exceeding $100,000 in 1999.

In November 1989, the Company entered into an agreement with CP Holdings Limited ("CP Holdings") pursuant to which the Company pays CP Holdings $4,000 per month in reimbursement of amounts paid by CP Holdings to certain officers of the Company for time spent working for the Company. In addition, the Company's subsidiaries paid CP Holdings an aggregate of $1.31 million in management fees for management services in 1999. CP Holdings beneficially owns approximately 77.8% of the Company's Common Stock.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2000, concerning the ownership of the Common Stock by (a) each of the Company's current directors and nominees, (b) all current directors, officers and significant employees of the Company as a group, and (c) each person who, to the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock. Except as otherwise indicated, the stockholders listed in the table have the sole voting and investment power with respect to the shares indicated.



------------------------------------------------------------------------------------------------------
                                                                       Shares of
Name and Address of                                                 Common Stock          Percent
Beneficial Owner                                                 Beneficially Owned       of Class
------------------------------------------------------------------------------------------------------

Bernard and Lilly Schreier                                           4,427,471(1)           77.8%
Heriots
Stanmore Common
Middlesex HA7 3HG England
------------------------------------------------------------------------------------------------------
The Estate of Gideon Schreier                                        4,495,471(2)           79.0%
Kensworth House
The Lynch, Nr Kensworth
S Beds LU6 3QZ, England
------------------------------------------------------------------------------------------------------
Michael M. Wreschner                                                4,427,471 (3)           77.8%
10 Raleigh Close
Hendon
London NW4 2TA, England
------------------------------------------------------------------------------------------------------
John E. Smith                                                       4,427,471 (3)           77.8%
10 Bearswood End
Beaconsfield, Buckinghamshire HP9 2NR England
------------------------------------------------------------------------------------------------------
Wilfred Wyler                                                                 -0-              __
333 Central Park West
New York, New York  10025
------------------------------------------------------------------------------------------------------
Alfred L. Simon                                                               -0-               *
334 West 87th Street, Apt 6A
New York, New York  10024
------------------------------------------------------------------------------------------------------
Fortunee F. Cohen                                                           96(4)               *
1967 East 1st Street
Brooklyn, New York  11223
------------------------------------------------------------------------------------------------------
Kenyon Phillips Limited/                                            4,427,471 (5)           77.8%
CP Holdings Limited
CP House, Otterspool Way,
Watford By-Pass,
Watford WD2 8HG England
------------------------------------------------------------------------------------------------------
Jozsef Ferenc Polgar                                                          -0-               *
1133 Budapest
Ipoly,Utca 5/F
Hungary
------------------------------------------------------------------------------------------------------
Moshe Gershi                                                                  -0-              __
65 The Vale
London NW II
------------------------------------------------------------------------------------------------------
Zvi Borowitsh                                                                 -0-              __
8 Hamanor Street
P.O.B. 214 Holon
58101 Israel
------------------------------------------------------------------------------------------------------
All directors and officers as a                                         4,495,567           79.0%
group (6 persons + 1 estate)
------------------------------------------------------------------------------------------------------


(1) Represents 4,427,471 shares of Common Stock beneficially owned by CP through its wholly owned subsidiary Kenyon Phillips Ltd. ("Kenyon").

(2) Includes 68,000 shares of Common Stock for The Estate's account and 4,427,471 shares of Common Stock beneficially owned by CP through its wholly owned subsidiary Kenyon.

(3) Represents 4,427,471 shares of Common Stock beneficially owned by CP through its wholly owned subsidiary Kenyon. Mr. Wreschner and Mr. Smith are directors of CP.

(4) Represents 96 shares of Common Stock beneficially owned by Fortunee F. Cohen, as custodian for Joyce Cohen and Elliott Cohen, who each own 48 shares of Common Stock.

(5) Kenyon beneficially owns an aggregate of 4,427,471 shares of Common Stock of the Company, constituting 77.8% of the Company's outstanding voting securities. According to the Schedule 13D filed by Kenyon, it is owned and controlled by CP. The Company is also informed that 90% of CP's voting securities is owned either beneficially or as trustees of family trusts, and CP is controlled, by Bernard and Lilly Schreier.

* Represents beneficial ownership of less than 1% of the Common Stock of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an agreement with CP Holdings, the Company pays CP Holdings $4,000 per month in reimbursement of amounts paid by CP Holdings to certain officers of the Company for time spent working for the Company. In addition, the Company's subsidiaries paid CP Holdings an aggregate of $1.31 million in management fees for management services in 1999.

During 1999 and 1998, Israel Tractor purchased machinery and equipment, which at the request of the supplier, were channeled through CP. For the rendering of this service, CP received a fee of 2% of the purchases, or approximately $279,000 and $287,000, respectively. The fee was used to cover administration, financing and dealings with the major supplier.

See also Note H to the Consolidated Financial Statements.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

IIC INDUSTRIES INC. AND SUBSIDIARIES

(a)(1)  Financial Statements                                Page
        --------------------                                ----

Financial Statement Index

Report of Independent Auditors..............................F-1

Report of Independent Certified Public Accountants..........F-2

Consolidated Balance Sheets as at
December 31, 1999 and 1998..................................F-3

Consolidated Statements of Income for the
years ended December 31, 1999, 1998 and 1997................F-5

Consolidated Statement of Stockholders' Equity
for the years ended December 31, 1999, 1998 and 1997........F-6

Consolidated Statements of Cash Flows
for the years ended December 31, 1999, 1998 and 1997........F-7

Notes to Consolidated Financial Statements..................F-9

(a)(2)  Financial Statement Schedules

Schedule II - Valuation Allowance Accounts..................F-33

(b)  Reports on Form 8-K:
     -------------------

A change in independent accountants has previously been reported. See the Company's Current Report on Form 8-K filed on November 3, 1999.

(c) DANUBIUS  HOTEL & SPA, RT. AND SUBSIDIARIES

(d)  Exhibits
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

Dated:  April 14, 2000                      IIC Industries Inc.


                                            By: /s/ Bernard Schreier
                                                ------------------------------
                                                Bernard Schreier, Chairman
                                                of the Board and President
                                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.




 SIGNATURE                                                       TITLE                                 DATE
 ---------                                                       -----                                 ----

/s/ Bernard Schreier                             Chairman of the Board,                            April 14, 2000
---------------------                            President and Director
Bernard Schreier                                 (Principal Executive Officer)


/s/ Michael M. Wreschner                         Director                                          April 14,2000
------------------------                         (Principal Financial Officer
 Michael M. Wreschner                            and Chief Accounting Officer)


/s/ John E.Smith                                 Director                                          April 14, 2000
----------------
 John E. Smith

/s/ Wilfred Wyler                                Director                                          April 14, 2000
-----------------
 Wilfred Wyler

/s/ Alfred L. Simon                              Director                                          April 14, 2000
-------------------
Alfred L. Simon

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
IIC Industries, Inc.:

We have audited the accompanying consolidated balance sheet of IIC Industries Inc. (the "Company") as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of the Company as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997, were audited by other auditors whose report thereon dated March 25, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of IIC Industries Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

We have also audited Schedule II of the Company for the year ended
December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein for the year ended December 31, 1999. The information in Schedule II for the years ended December 31, 1998 and 1997, was audited by other auditors whose report thereon dated March 25, 1999, expressed an unqualified opinion, in all material respects, on the information required to be set forth therein.

KPMG Hungaria Kft.

Budapest, Hungary
April 14, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    IIC INDUSTRIES, INC.


We have audited the accompanying consolidated balance sheet of IIC Industries, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IIC Industries, Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flow for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule II of IIC Industries, Inc. and Subsidiaries for the years ended December 31, 1998 and 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




/s/GRANT THORNTON LLP


New York, New York
March 25, 1999

                      IIC Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                (dollar amounts in thousands, except share data)



                                       ASSETS                                     1999                 1998
                                                                               ---------              -------

CURRENT ASSETS
    Cash and cash equivalents                                                  $   9,563             $  10,957
    Accounts receivable, net of allowances for doubtful                           38,524                34,797
       accounts of $2,680 in 1999 and $3,023 in 1998
    Inventories, net                                                              32,554                32,603
    Other current assets                                                           9,688                 8,143
                                                                               ---------             ---------

         Total current assets                                                     90,329                86,500


RESTRICTED CASH                                                                                            367

DUE FROM AFFILIATE                                                                 3,150                 2,000

PROPERTY AND EQUIPMENT, NET                                                       26,135                34,738


INVESTMENTS                                                                       46,809                40,585


OTHER ASSETS                                                                       6,741                 2,648
                                                                               ---------             ---------

                                                                               $ 173,164              $166,838
                                                                                ========               =======



The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                           December 31, 1999 and 1998
                (dollar amounts in thousands, except share data)




                        LIABILITIES AND STOCKHOLDERS' EQUITY                          1999                1998
                                                                                  ----------            --------

CURRENT LIABILITIES
    Accounts payable                                                                 $21,564            $  18,492
    Bank loans                                                                        19,018               11,609
    Current maturities of long-term debt                                               3,005                  355
    Accrued expenses and other payables                                               11,597               13,813
    Due to related parties                                                             1,947                3,247
    Advances from customers                                                            2,609                4,655
                                                                                   ---------            ---------

         Total current liabilities                                                    59,740               52,171


LONG-TERM DEBT, less current portion                                                   1,197                3,281


DUE TO AFFILIATES                                                                      2,046                1,738


OTHER LIABILITIES                                                                      6,434                6,477


MINORITY INTERESTS                                                                    14,851               14,738
                                                                                   ---------             --------

                                                                                      84,268               78,405
                                                                                   ---------             --------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share; authorized
       7,200,000 shares; issued 6,343,224 shares                                       1,586                1,586
    Additional paid-in capital                                                        22,941               22,941
    Retained earnings                                                                106,816              101,055
    Accumulated other comprehensive loss                                             (39,722)             (34,424)
    Less treasury stock - at cost (649,752 shares)                                    (2,725)              (2,725)
                                                                                   ---------             --------

                                                                                      88,896               88,433
                                                                                   ---------             --------

                                                                                   $ 173,164             $166,838
                                                                                   =========             ========


The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1999, 1998 and 1997
         (dollar amounts in thousands, except share and per share data)


                                                                  1999                1998                  1997
                                                               ----------          ----------             ---------

Net sales                                                        $179,111            $203,710             $239,617
Cost of sales                                                     131,483             155,059              191,229
                                                                ---------            --------             --------

         Gross profit                                              47,628              48,651               48,388

Selling, general and administrative expenses                       42,388              43,543               44,461
                                                                ---------            --------             --------

         Operating income                                           5,240               5,108                3,927
                                                                ---------            --------             --------

Other income (expense)
    Interest income                                                   815               1,253                2,186
    Dividend income                                                                        31                   13
    Equity in earnings of affiliates                                4,290               4,361                4,156
    Foreign currency loss                                          (4,299)             (2,563)              (2,453)
    Gain on sale of noncurrent assets                               2,340                 410                2,486
    Interest expense                                               (1,475)             (2,776)              (4,753)
    Rental income                                                   3,191               1,950                1,585
    Other, net                                                     (2,242)             (1,504)              (1,342)
                                                                ---------            --------             --------

                                                                    2,620               1,162                1,878
                                                                ---------            --------             --------

         Income before income taxes and
           minority interest                                        7,860               6,270                5,805

Income taxes                                                        1,915               2,207                1,519
                                                                ---------            --------             --------

         Income before minority interests                           5,945               4,063                4,286

Minority interests                                                   (184)               (434)               1,087
                                                                ---------            --------             --------

         NET INCOME                                                $5,761            $  3,629             $  5,373
                                                                   ======            ========             ========


Basic net income per common share                                   $1.01               $0.64                $0.94
                                                                    =====                ====                 ====

Basic average number of common shares
    outstanding                                                 5,693,472           5,693,472            5,693,472
                                                                =========           =========            =========


The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997
                (dollar amounts in thousands, except share data)



                                                                                 Accumulated
                                                     Additional                     other
                                          Common       paid-in      Retained    comprehensive      Treasury
                                           stock       capital      earnings        loss             stock       Total
                                         ---------   -----------    ---------  ---------------     ---------    -------
Balance at January 1, 1997                $1,586      $22,941        $92,053      $(25,825)        $(2,725)      $88,030

Comprehensive income (loss):
    Net income                                                         5,373                                       5,373
    Foreign translation adjustment                                                  (6,258)                       (6,258)
                                                                                                                 -------
                                                                                                                    (885)
                                         -------      -------       ---------     --------         -------       --------

Balance at December 31, 1997               1,586       22,941         97,426       (32,083)         (2,725)       87,145

Comprehensive income (loss):
    Net income                                                         3,629                                       3,629
    Foreign translation adjustment                                                  (2,341)                       (2,341)
                                                                                                                 -------
                                                                                                                   1,288
                                         -------      -------       ---------     --------         -------       -------

Balance at December 31, 1998               1,586       22,941        101,055       (34,424)         (2,725)       88,433

Comprehensive income (loss):
    Net income                                                         5,761                                       5,761
    Foreign translation adjustment                                                  (5,298)                       (5,298)
                                                                                                                 --------
                                                                                                                     463
                                         -------      -------       ---------     --------         -------           ---

BALANCE AT DECEMBER 31, 1999              $1,586      $22,941       $106,816      $(39,722)        $(2,725)      $88,896
                                         =======      =======       ========      ========         =======       =======



The accompanying notes are an integral part of this statement.

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997
                          (dollar amounts in thousands)



                                                                     1999             1998            1997
                                                                   --------         --------         -------
Cash flows from operating activities
    Net income                                                       $5,761          $ 3,629         $ 5,373
                                                                   --------          -------         -------
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
         Depreciation                                                 3,032            3,428           3,555
         Amortization                                                    22               25              67
         Equity in (earnings) of affiliates, net
           of dividends                                              (4,290)          (4,361)         (4,156)
         Minority interest                                              184              434          (1,087)
         Gain on sale of noncurrent assets                           (2,340)            (410)         (2,486)
         Foreign currency loss                                        4,299            2,563           2,453
         Changes in operating assets and liabilities, net of
             effects of acquisition and dispositions of
             businesses:
               Accounts receivable                                   (5,061)           2,165           3,122
               Inventories                                             (967)           7,983          12,012
               Other assets                                          (1,385)             405              64
               Accounts payable and accrued expenses                 (1,084)           4,426          (3,932)
               Advances from customers                               (2,237)             372          (7,018)
                                                                   --------          -------         -------

         Total adjustments                                           (9,827)          17,030           2,594
                                                                   --------          -------         -------

         Net cash (used in) provided by operating activities         (4,066)          20,659           7,967
                                                                   --------          -------         -------

Cash flows from investing activities
    Purchase of subsidiaries, net of cash acquired                     (375)          (3,668)           (359)
    Purchase of property and equipment                               (3,273)          (5,092)         (5,264)
    Purchase of  investments                                         (3,868)         (12,993)         (3,730)
    (Purchase) sale of other assets                                     (50)          (1,984)            234
    Advances (to) from affiliates                                      (758)           1,944             158
    Proceeds on disposal of property and equipment                    1,210            1,600           2,733
    Proceeds on disposal of investments                               1,109              717           2,549
    Restricted cash                                                     367             (156)          8,145
    Redemption of notes and loan receivable                              __               94             389
                                                                   --------          -------         -------

         Net cash (used in) provided by investing activities         (5,638)         (19,538)          4,855
                                                                   --------          -------         -------

The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                  Years ended December 31, 1999, 1998 and 1997
                          (dollar amounts in thousands)



                                                                 1999                1998             1997
                                                              ----------           --------         --------
Cash flows from financing activities
    Purchase of share capital by subsidiary                      $(1,123)
    Issuance of long-term debt                                       850            $   1,240       $     911
    Principal payments on long-term debt                             (78)              (2,641)           (100)
    Net receipts (payments) of short-term bank loans               8,845              (11,799)         (6,766)
                                                                --------            ---------         -------

         Net cash provided by (used in) financing
             Activities                                            8,494              (13,200)         (5,955)
                                                                --------            ---------         -------

         (Decrease) increase in cash and cash
             equivalents during the year before
             effect of exchange rate on cash                      (1,210)             (12,079)          6,867

Effect of exchange rate on cash                                     (184)                 255          (1,297)
                                                                 -------            ---------         -------

              (Decrease) increase in cash and cash
                 equivalents during the year                      (1,394)             (11,824)          5,570

Cash and cash equivalents at beginning of year                    10,957               22,781          17,211
                                                                 -------            ---------         -------

Cash and cash equivalents at end of year                          $9,563            $  10,957         $22,781
                                                                  ======            =========         =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                    $1,598            $   2,336        $  5,976
      Income taxes                                                 3,109                2,170           3,457

   Non-cash investing and financing activity:
        During 1999, Investor sold a 50% equity ownership share of ATI Depo and DP Invest, which were wholly-owned subsidiaries. The sales price was $4.5 million, which is shown as a long-term receivable in other assets as of December 31, 1999. The net book value of the net assets sold was $2.3 million, which includes cash given up of $343 thousand.


The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997



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

         Investor's principal subsidiaries are Agrimpex Rt. ("Agrimpex" - 64%-owned) and Interag Rt. ("Interag" - 79%-owned). Agrimpex is primarily engaged in flour milling and animal feed manufacture. Interag is a diversified company whose principal activities consist of a 29% interest in Danubius Hotel & Spa Rt. ("Danubius") (see Note E), and the operation of motor dealerships, vehicle service and repair centers and a cold storage facility.

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

                        December 31, 1999, 1998 and 1997



NOTE A (CONTINUED)

      4. Inventories

         Inventories are stated at the lower of cost (specific identification for heavy machinery or first-in, first-out) or market values.

      5. Valuation of Long-Lived Assets

         The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at December 31, 1999.

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

                        December 31, 1999, 1998 and 1997



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

     10. Foreign Currency Exchange

         Investor uses the local currency, the Hungarian forint, as its functional currency and all assets and liabilities are translated at year-end exchange rates, all income and expense accounts at average rates. Further, Investor records adjustments resulting from the translation as a separate component of stockholders' equity and comprehensive income. The translation adjustments for 1999, 1998 and 1997 were approximately $5.3 million, $2.3 million and $6.3 million, respectively.

         Israel Tractor uses the U.S. dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted or to which it is linked.

         Balton uses the U.S. dollar as the functional currency.These subsidiaries translate monetary assets and liabilities at year-end exchange rates and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Gains and (losses) resulting from the translation of these entities are included in results of operations and are as follows: 1999 - $ (3,331,000); 1998 - $(951,000); and 1997 - $(291,000).

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE A (CONTINUED)

         Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or (losses) are included in results of operations and are as follows: 1999 - $(968,000); 1998 - $ (1,612,000);
         and 1997 - $(2,162,000).

     11. Comprehensive Income

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires cumulative translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS
         No. 130. The cumulative translation adjustment was $(39,722,000), $(34,424,000) and $(32,083,000) as of December 31, 1999, 1998 and
         1997, respectively.

     12. Segment Information

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No.131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information (see "Note L- Industry Segment and Geographic Information").

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



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

     15. Reclassification

         Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 presentation.

     16. New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS
         No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 will have a significant impact on the Company's results of operations.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE B - ADVANCES FROM CUSTOMERS

     In 1994, Balton B.V. - DWA (Nigeria) Ltd. ("BV-DWA"), a wholly-owned subsidiary of Balton, contracted with a Nigerian Ministry for the construction and installation of a water treatment plant and related facilities in Katsina, Nigeria. In 1996, the original contract period expired. The parties agreed, subject to the revised terms and conditions, at a contract price of $76 million. The parties also agreed to an extension of time of three years. A further extension is now being negotiated. During 1999, 1998, and 1997, the Company recognized revenues of $2.6 million, $1.3 million, and $1.3 million, respectively. The revenue recognized is low compared to the previous years due to the extended negotiation period over the revised terms and conditions. Profit of $192,000 has been recognized in 1999. No profit was recognized in 1998 or 1997. Of the original advances, $1.3 million remains outstanding and is shown as part of Advances from Customers as of December 31, 1999.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE C - INVENTORIES

     Inventories at December 31 are as follows (in thousands):

                                          1999                  1998
                                        ---------             --------

       Raw material                     $ 4,950              $  5,380
       Work in progress                     517                   536
       Finished goods                    27,087                26,687
                                        -------              --------

                                        $32,554              $ 32,603
                                         ------              ========

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following (in thousands):

                                                            1999        1998
                                                          --------    --------

       Land                                                 $7,141   $   7,281
       Buildings and improvements                           16,576      23,874
       Machinery and equipment                               4,140       5,241
       Automotive                                            8,639       8,980
       Furniture and fixtures                                8,220       7,403
       Construction in progress                                 36         159
                                                          --------   ---------

                                                            44,752      52,938
       Less allowances for depreciation and amortization   (18,617)    (18,200)
                                                          --------   ---------

                                                          $ 26,135   $  34,738
                                                          ========   =========

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE E - INVESTMENTS

     Significant investments in and advances to affiliated companies at December 31 are (in thousands):



                                                       % owned in
                                                      1999 and 1998               1999                1998
                                                    ---------------             -------             ------


       Danubius Hotel & Spa Rt. ("Danubius")            38 and 37               $44,991             $40,370

       Other                                                                      1,818                 215
                                                                                -------             -------

                                                                                $46,809             $40,585
                                                                                =======             =======


     Danubius, a publicly quoted company on the Budapest Stock Exchange, owns a number of hotels in Hungary and the Czech Republic, which specialize in spa facilities. In 1995, Interag purchased a 17.3% interest in Danubius, and to date, has increased its holding to approximately 29% at a total cost of approximately $19.5 million. During 1998 and 1999, the Company purchased another 3.78% equity interest for approximately $6.65 million and Israel Tractor purchased a 4.2% equity interest for approximately $8 million. During January 2000 and March 2000, the Company purchased another 2% at a cost of approximately $3.1 million.

     At December 31, 1999 and 1998, the quoted market values of the Company's effective investment in Danubius was approximately $54.9 million and $61.5 million, respectively.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE E (CONTINUED)

     The following is summarized financial information of Danubius (in thousands) which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States.

                                                          December 31,
                                              --------------------------------
                                                 1999                   1998
                                              ----------             ---------

       Current assets                            $22,910             $  24,507
       Noncurrent assets                         133,560               144,543
       Current liabilities                        18,150                18,018
       Noncurrent liabilities                     27,220                34,151
       Stockholders' equity                      111,100               116,881


                                                    Year ended December 31,
                                              --------------------------------
                                                  1999                  1998
                                              ----------             ----------

       Sales                                    $104,275             $ 113,463
       Net income                                 14,015                16,700
       Company's share of equity in earnings       4,989                 4,343

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

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE F - SHORT-TERM DEBT

     The Company's short-term debt consists of notes payable to banks, primarily Hungarian, Kenyan and English banks, with a weighted average interest rate of approximately 13.4% and 14% in 1999 and 1998, respectively. Unused lines of credit totaled $19.7 million in 1999 and $19.8 million in 1998. The debt is collateralized by inventory, buildings and machinery. At December 31, 1998, the Company held restricted cash deposits as a compensating balance.


NOTE G - LONG-TERM DEBT

     Long-term debt at December 31 is as follows (in thousands):


                                                                                            1999               1998
                                                                                          --------           ------
       Israeli bank debt of 203 million Japanese yen
          payable in 2000, interest of LIBOR + 0.5%,
          Guaranteed by IIC                                                                $1,994             $1,741

       Hungarian bank debt for the purchase of fixed assets,
          Either interest of LIBOR + 0.5%, or BUBOR + 0.2%                                  1,163              1,388

       Due to CP, payable in 2002, interest of LIBOR +3%                                      800

       Hungarian State Municipalities loan for the purchase
          of eight properties; interest rate of 20%                                                               37

      Other                                                                                   245                470
                                                                                           ------             ------

                                                                                            4,202              3,636
      Less current maturities                                                               3,005                355
                                                                                           ------             ------

                                                                                           $1,197             $3,281
                                                                                           ======             ======


The aggregate loan maturities are as follows: 2000 -$3,005,000; 2001 - $397,000; and 2002 - $800,000.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE H - OTHER

     Due from affiliate

     CP made an application to be considered for a tender issued by the Government of Israel. As required by the tender, Israel Tractor, on behalf of CP, made deposits aggregating $3.15 million in 1999 and 1998 with the Accountant General. The deposit is linked to the exchange rate of the US Dollar and bears interest at the LIBOR rate less one and one-eighth percent. The date of repayment has not yet been determined.

     Due to related parties

     At December 31, 1999, due to related parties consisted of a fee of $280,000 payable to a supplier, which was channeled through CP (See Related party transactions), fees of $635,000 payable to the Directors of Israel Tractor, and $1,032,000 due to a shareholder of Balton.

     At December 31, 1998, due to related parties consisted of a fee of $270,000 payable to a supplier, which was channeled through CP (See Related party transactions), fees of $2,077,000 payable to the Directors of Israel Tractor, and $900,000 due to a shareholder of Balton.

     Due to affiliates

     At December 31, 1999 and 1998, amounts due to affiliates consist of management fees and expense reimbursements of $694,000 and $383,000, respectively, payable to CP; management fees of $9,000 in 1999 and 1998, payable to CP affiliates; and a loan due to a shareholder of Balton of $1,343,000. The loan has an interest rate of 1% above the twelve-month LIBOR rate.

     Related party transactions

     Related party transactions include purchases and sales of goods, providing management services and purchases and sales of agricultural commodities among subsidiary companies. All significant intercompany transactions and balances have been eliminated.

     The Company incurred management fees and other expenses payable to CP in the amount of $828,000 during 1999 and $1.1 million during both 1998 and 1997, net of expense reimbursements.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997

NOTE H (CONTINUED)

     During 1999, 1998, and 1997, Israel Tractor purchased machinery and equipment, which at the request of the supplier, was channeled through CP. For the rendering of this service, CP received a fee of 2% of the purchases, or approximately $279,000, $287,000 and $292,000 during 1999, 1998 and 1997, respectively. The fee was used to cover administration, financing, and dealings with the major supplier.

     Gain on sale of noncurrent assets

     During 1999, Investor sold a 50% equity ownership share of ATI Depo and DP Invest, which resulted in a gain of approximately $2.2 million

     During 1998, Investor sold non-operational fixed assets, which resulted in a gain of approximately $500,000.

     During 1997, Interag completed the sale of several parcels of land to Shell es Interag. The sales resulted in gains of approximately $1.8 million.


NOTE I - COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     The Company is a party to a number of lease agreements, the majority of which involve buildings or office space and are cancelable by either party with notice of up to one year. Rent expense was $795,000 in 1999, $724,000 in 1998 and $207,000 in 1997. There are no significant noncancelable lease commitments.

     Contingent Liabilities

     The Company has given a guarantee to the bankers of Balton, amounting to $2.1 million. The guarantee is in respect to various outstanding letters of credit, given by the bankers of certain of Balton's creditors. Investor and certain of its subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $2.2 million.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997

NOTE I (CONTINUED)
     Litigation

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


NOTE J - FINANCIAL INSTRUMENTS AND CONCENTRATION
                 OF CREDIT RISK

     Substantially all of the Company's revenues are derived from foreign operations. Most of the countries where the Company operates, such as Hungary and several African countries, do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. The Hungarian currency has undergone devaluations against the U.S. dollar at a rate of 15 % in 1999. Several of the African countries have undergone major currency devaluations in recent years.

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

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE J (CONTINUED)

     As part of its risk management activities, derivative financial instruments are utilized by the Company to reduce foreign exchange risk and price risk relating to its heavy equipment distribution business. The Company does not hold or issue derivative financial instruments for trading purposes. Israel Tractor enters into foreign currency forward contracts and call option contracts to reduce the impact of fluctuations of certain currencies against the U.S. dollar. Gains and losses resulting from such transactions are reflected in the results of operations. These contracts reduce exposure to currency movements resulting primarily from nondollar-denominated trade receivables and the Israeli tax effects of dollar-denominated trade purchases. The Company held no derivative financial instruments at December 31, 1999.

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

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE K - INCOME TAXES

     An analysis of the components of income tax expense is as follows (in thousands):


                                                  1999                1998                 1997
                                                --------            --------             --------

      Current income tax expense
          Federal                                                                        $    23
          State                                   $    4             $    44                   9
          Foreign                                  1,566               2,301               1,930
                                                  ------             -------             -------

                                                   1,570               2,345               1,962

      Deferred income tax expense
          Foreign                                    345                (138)               (443)
                                                  ------              ------             -------

      Income tax expense                          $1,915              $2,207             $ 1,519
                                                  ======              ======             =======




     The foreign portion of income before taxes was $7.4 million in 1999, $7.4 million in 1998 and $4.8 million in 1997.

     Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the rates applicable to their respective foreign tax jurisdictions.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE K (CONTINUED)

     The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities, which are included in current assets and accrued expenses, are shown in the following table (in thousands):


                                                                1999                 1998                1997
                                                              -------              -------             ------
      Deferred tax assets:
          Impairment of investments                             $  12              $    26            $     46
          Reserves for guarantees and loss contracts               25                  200                 241
          Bad debt and inventory reserves                          38                  138                 474
          Net operating loss carryforwards                        263                1,253               1,225
          Vacation pay                                            258                  327                 338
          Other                                                    37                  184                   9
                                                               ------              -------            --------

                                                                  633                2,128               2,333

      Valuation allowance                                         -                 (1,130)             (1,158)
                                                               ------              -------            --------

             Deferred tax assets                                  633                  998               1,175

      Deferred tax liabilities:
          Deferred income on sales and services                  (835)              (1,114)             (1,392)
          Other                                                                                            (37)
                                                               ------              -------            --------

      Net deferred tax liabilities                             $ (202)             $  (116)           $   (254)
                                                               ======              =======            ========

     A valuation allowance has been established due to the uncertainty of whether the Company will generate sufficient taxable earnings in Hungary to fully realize the deferred tax asset. For the remaining deferred tax assets, management assert that is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE K (CONTINUED)

     A reconciliation of the difference between the Company's consolidated effective income tax and the tax at the Federal statutory rate is shown in the following table (in thousands):



                                                                            1999                1998                 1997
                                                                          --------            --------             --------

      Income tax at U.S. Federal statutory rate                             $2,672              $2,580              $2,481
      Effect of different foreign tax rates                                    (48)               (690)               (549)
      State and local tax, net of Federal effect                                 4                  29                   6
      Change in valuation allowance                                                                268                 324
      Dividends received exclusion (Hungary)
      Nondeductible losses of subsidiaries                                                                             147
      Currency exchange                                                       (166)                894                 175
      Equity in earnings of affiliate                                         (809)               (851)               (785)
      Expiration of loss carryover in excess of valuation allowance            505
      Miscellaneous items                                                     (243)                (23)               (280)
                                                                            ------              ------              ------

      Income tax expense                                                    $1,915              $2,207              $1,519
                                                                            ======              ======              ======


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

                        December 31, 1999, 1998 and 1997



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

     Operating income (loss) for each segment includes gross profit less selling, general and administrative expenses. Identifiable assets for each segment include all assets of the businesses in the related segments, except for investments in affiliated companies which are not part of the relevant segments. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the five segments is for the years ended December 31, 1999, 1998 and 1997 (in thousands).

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE L (CONTINUED)



                                                                            Agricul-
                                                                             tural,
                                                   Export                    commu-
                                                     and        Tractors   nications,
                                                   import of       and         and         Other
                                                   agricul-       heavy    Electrical    industries
                                         Motor      tural        equip-      equip-      Including     Elimi-      Consoli-
                                       vehicles    products       ment        Ment       Corporate     nations       dated
                                       --------    --------     -------    ---------     ---------     -------     --------
                                       --------------------------------(amounts in thousands)---------------------------------

     1999
     ----
        Revenue
          Sales to unaffiliated
            customers                 $14,667     $30,751       $54,212     $69,243     $ 10,238                  $179,111

        Operating income (loss)           250        (128)          723       7,698       (3,303)                    5,240

        Interest income                    29         378           794          67          336        $(789)         815
        Interest expense                               17            95         674        1,478         (789)       1,475
        Depreciation and
          amortization                     60         715         1,179         659          441                     3,054

        Equity in earnings of
          affiliates                                                                       4,290                     4,290

        Capital expenditures              252         570           640       1,103          708                     3,273

        Identifiable assets             2,901      16,473        55,736      48,564        2,681                   126,355

        Net worth                       1,914      11,902        49,017      14,345       11,718                    88,896


                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE L  (CONTINUED)


                                                                            Agricul-
                                                                             tural,
                                                   Export                    commu-
                                                     and        Tractors   nications,
                                                   import of       and         and         Other
                                                   agricul-       heavy    electrical    industries
                                         Motor      tural        equip-      equip-      including     Elimi-      Consoli-
                                       vehicles    products       ment        ment       Corporate     nations       dated
                                       --------    --------     -------    ---------     ---------     -------------------
                                       ---------------------------------(amounts in thousands)----------------------------------

     1998
     ----
        Revenue
          Sales to unaffiliated
            customers                 $13,752     $59,954       $57,823     $68,020      $ 4,161                  $203,710

        Operating income (loss)            72         292           717       6,419       (2,392)                    5,108

        Interest income                    24         293         1,176          43          498        $(781)       1,253
        Interest expense                    1       1,221           192       1,178          965         (781)       2,776
        Depreciation and
          amortization                     90         908         1,115         705          635                     3,453

        Equity in earnings of
           affiliates                                                                      4,361                     4,361
        Capital expenditures               39         331           783       2,176        1,763                     5,092

        Identifiable assets             3,586      18,846        51,237      45,513        7,071                   126,253

        Net worth                       2,435      13,781        47,922      13,725       10,570                    88,433


                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE L  (CONTINUED)


                                                                            Agricul-
                                                                             tural,
                                                   Export                    commu-
                                                     and        Tractors   nications,
                                                   import of       and         and         Other
                                                   agricul-       heavy    electrical    industries
                                         Motor      tural        equip-      equip-      including     Elimi-      Consoli-
                                       vehicles    products       ment        ment       Corporate     nations       dated
                                       --------    --------     -------    ---------     ---------     -------------------
                                       --------------------------------(amounts in thousands)----------------------------------

     1997
     ----
        Revenue
          Sales to unaffiliated
            customers                 $11,851     $107,169      $67,754     $50,980      $ 1,863                  $239,617

        Operating income (loss)           (49)        (534)       2,302       4,382       (2,174)                    3,927

        Interest income                    18          555        1,426         187          754        $(754)       2,186
        Interest expense                   21        3,683          127         832          844         (754)       4,753
        Depreciation and
           amortization                   103        1,349        1,118         506          546                     3,622

        Equity in earnings of
           affiliates                                                                      4,156                     4,156

        Capital expenditures              252          446        1,252       2,866          448                     5,264

        Identifiable assets             3,441       42,091       50,387      41,321       10,441                   147,681

        Net worth                       2,489       15,407       48,227      12,185        8,837                    87,145


                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE L  (CONTINUED)

     The Company has three principal areas of operation with respect to its subsidiaries: Investor and its subsidiaries in Hungary; Israel Tractor in Israel; and Balton and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Uganda, Kenya and Cote D'Ivoire.


                                                                                         England       Elimi-      Consoli-
                                                Hungary      Israel        Africa       and other      nations       dated
                                               --------     --------       ------       ---------      -------     ---------
                                               ---------------------------(amounts in thousands)---------------------------------
     1999
        Revenue
          Sales to unaffiliated customers      $55,656      $54,212       $54,097      $ 38,303     $(23,157)     $179,111
          Transfers between geographic
             areas                                                         38,303       (38,303)
                                               -------      -------       -------      --------     --------      --------

                                               $55,656      $54,212       $92,400      $   -        $(23,157)     $179,111
                                               =======      =======       =======      ========     ========      ========

       Operating (loss) income                 $(2,692)     $   723       $ 7,698         $(489)                  $   5,240

       Interest income                             449          794            67           294        $(789)          815
       Interest expense                            791           95           674           704         (789)        1,475
       Depreciation and amortization             1,216        1,179           601            58                      3,054
       Equity in earnings  (loss) of
         affiliates                              5,181                                                               4,290

       Capital expenditures                      1,530          640         1,065            38                      3,273

       Identifiable assets                      28,256       55,736        40,715        32,329      (30,681)      126,355

       Net worth                                28,214       49,017        31,851         9,989      (30,175)       88,896


                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE L (CONTINUED)


                                                                                         England       Elimi-      Consoli-
                                                Hungary      Israel        Africa       and other      nations       dated
                                               --------     --------      --------      ---------      -------     --------
                                               ----------------------------(amounts in  thousands)-----------------------------
     1998
     ----
        Revenue
          Sales to unaffiliated customers      $77,867      $57,823       $45,019      $ 23,001                   $203,710
          Transfers between geographic
             areas                                                         23,001       (23,001)
                                               -------      -------       -------      --------                   --------

                                               $77,867      $57,823       $68,020      $   -                      $203,710
                                               =======      =======       =======      ========                   ========

       Operating income (loss)                 $(1,472)   $     717      $  6,419    $     (556)                 $    5,108

       Interest income                             358        1,176            15           485        $(781)        1,253
       Interest expense                          1,491          192           752         1,122         (781)        2,776
       Depreciation and amortization             1,633        1,115           649            56                      3,453
       Equity in earnings of affiliates          4,361                                                               4,361

       Capital expenditures                      2,133          783         2,121            55                      5,092

       Identifiable assets                      33,785       51,237        36,900         4,331                    126,253

       Net worth                                29,377       47,922         4,208         6,926                     88,433


                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE L (CONTINUED)


                                                                                         England       Elimi-      Consoli-
                                                Hungary      Israel        Africa       and other      nations       dated
                                               --------     --------------------------------------------------     -------
                                               ---------------------------------(amounts in thousands)---------------------------
     1997
     ----
        Revenue
          Sales to unaffiliated customers     $120,883      $67,754       $19,531      $ 31,449                   $239,617
          Transfers between geographic
             areas                                                         31,449       (31,449)
                                              --------      -------       -------      --------

                                              $120,883      $67,754       $50,980      $   -                      $239,617
                                              ========      =======       =======      ========                   ========

       Operating income (loss)                $ (2,306)     $ 2,302       $ 4,382      $   (451)                  $   3,927

       Interest income                             760        1,426            17           737        $(754)        2,186
       Interest expense                          3,889          127           573           918         (754)        4,753
       Depreciation and amortization             1,998        1,118           454            52                      3,622
       Equity in earnings of affiliates          4,156                                                               4,156

       Capital expenditures                      1,146        1,252         2,866                                    5,264

       Identifiable assets                      46,277       50,387        16,556        34,461                    147,681

       Net worth                                28,665       48,227         4,606         5,647                     87,145


                      IIC Industries, Inc. and Subsidiaries

                        December 31, 1999, 1998 and 1997



 NOTE M- QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                      December 31        September 30           June 30           March 31
                                                     ------------        ------------           -------           --------
                                                                 (amounts in thousands, except per share amounts)

       Fiscal 1999 quarters ended:
         Net sales                                     $47,159              $40,922             $51,108            $39,922
         Gross profit                                   11,649               11,137              13,050             11,792
         Income (loss) before income taxes and           2,470                1,504               4,152               (266)
           minority interest
         Net (loss) income                               1,531                1,906               3,045               (721)

         Net (loss) income per share                     $0.27                $0.33               $0.54             $(0.13)
                                                       =======               ======             =======             =======


       Fiscal 1998 quarters ended:
         Net sales                                     $48,896              $42,311             $55,774            $56,729
         Gross profit                                   14,326               10,973              12,736             10,616
         Income (loss) before income taxes and            (752)               4,211               3,250               (439)
           minority interest
         Net (loss) income                              (1,204)               3,576               2,108               (851)

         Net (loss) income per share                   $ (0.21)              $ 0.63             $  0.37             $(0.15)
                                                       =======               ======             =======            =======


      Fiscal 1997 quarters ended:
         Net sales                                     $61,035              $58,161             $59,980            $60,441
         Gross profit                                   11,678               12,102              12,521             12,087
         Income before income taxes and                   (965)               3,114               2,870                786
           Minority interest
        Net (loss) income                                 (754)               3,493               2,337                297

        Net (loss) income per share                     $(0.13)               $0.61               $0.41              $0.05
                                                       =======              =======             =======            =======

                      IIC Industries, Inc. and Subsidiaries
                   SCHEDULE II - VALUATION ALLOWANCE ACCOUNTS
                  Years ended December 31, 1999, 1998 and 1997
                             (amounts in thousands)



          Column A                          Column B       Column C                    Column D              Column E
          --------                          --------       --------     ---------------------------------   ----------
                                           Balance at     Charged to      Deduction -        Deduction -     Balance at
                                            beginning      Costs and    foreign currency     credit to         end of
       Description                           of year       Expenses       translation        reversal           year
       -----------                          ------------  ----------    --------------    ----------------  ----------
1999
    Doubtful accounts                      $  3,023           $163          $ (65)         $(441)           $  2,680
    Inventory reserves                        2,520            151            (12)          (100)              2,559
    Investments                                 734                           (98)           (10)                626
    Loan provisions                             309              1            (41)            (7)                262
    Customer credits and discounts              462                                          (35)                427
    Warranty                                    347                            (1)           (16)                330
                                           --------        -------          -----          -----            --------
                                           $  7,395           $315          $(217)         $(609)           $  6,884
                                           ========        =======          =====          =====            ========

1998
    Doubtful accounts                      $  3,043        $   317          $ (47)      $   (290)           $  3,023
    Inventory reserves                        3,151            813            (71)        (1,373)              2,520
    Investments                               2,950             13           (151)        (2,078)                734
    Loan provisions                             327              2            (20)                               309
    Customer credits and discounts              349            113                                               462
    Warranty                                    395                                          (48)                347
                                           --------        -------          -----       --------            --------
                                           $ 10,215        $ 1,258          $(289)      $ (3,789)           $  7,395
                                           ========        =======          =====       ========            ========

1997
    Doubtful accounts                      $  3,358        $   260       $   (370)      $   (205)           $  3,043
    Inventory reserves                        4,000          1,423                        (2,272)              3,151
    Investments                               2,722            882            (54)          (600)              2,950
    Loan provisions                             422                                          (95)                327
    Customer credits and discounts              340              9                                               349
    Warranty                                    479                                          (84)                395
                                           --------       --------       --------       ---------           --------

                                           $ 11,321       $  2,574       $   (424)      $ (3,256)           $ 10,215
                                           ========       ========       ========       ========            ========


                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Danubius Hotel and Spa Rt.

We have audited the accompanying consolidated balance sheet of Danubius Hotel and Spa Rt. and Subsidiaries ("the Company") as at December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended.

The consolidated balance sheet at December 31, 1998 and the consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998 were audited by other auditors who issued an unqualified opinion. Such financial statements were prepared in accordance with International Accounting Standards, which were the basis for data included herein.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with International Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error in the financial statements or anything misleading therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the above financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the result of its operations, the changes in shareholders' equity and cash flows of the Company for the year then ended in accordance with International Accounting Standards.

February 28, 2000


KPMG Hungaria Kft.



Victor Kevehazi
Partner

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(All amounts in HUF 000,000's)



                                                                       At December 31,
                                                    Notes            1999               1998
                                                   -------       ---------------    ---------------

ASSETS
   Cash and bank                                      4                    920              1,448
   Accounts receivable                                5                  2,382              2,043
   Inventory                                          6                    279                304
   Other current assets                               7                  2,204              1,572
                                                                ---------------    ---------------

Total current assets                                                     5,785              5,367
   Property, plant and equipment                      8                 33,431             31,393
   Other non-current assets                           9                    294                262
                                                                ---------------    ---------------

Total non-current assets                                                33,725             31,655
                                                                ===============    ===============

Total assets                                                            39,510             37,022
                                                                ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Trade accounts payable                                                1,098              1,149
   Advance payments from guests                                            146                 95
   Other payable and accruals                        10                  1,694              1,356
   Current portion of long-term debt                 11                  1,646              1,346
                                                                ---------------    ---------------

Total current liabilities                                                4,584              3,946
   Long-term debt                                    11                  3,665              4,613
   Negative goodwill                                 12                  3,202              2,866
                                                                ---------------    ---------------


Total long term liabilities                                              6,867              7,479
                                                                ---------------    ---------------

Total liabilities                                                       11,451             11,425

Minority interest                                    13                      6                 72

Shareholders' Equity:
   Share capital                                     14                  9,076              8,000
   Capital reserve                                                       7,280              8,010
   Treasury shares                                   14                (1,703)              (819)
   Retained earnings                                                    13,400             10,334
                                                                ---------------    ---------------

Total shareholders' equity                                              28,053             25,525
                                                                ===============    ===============

Total liabilities and shareholders' equity                              39,510             37,022
                                                                ===============    ===============

The notes set out on pages 7 to 25 are the integral part of the consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(All amounts in HUF 000,000's)



                                                                           Year ended December 31,
                                                             Notes            1999             1998 (*)
                                                           ---------     --------------     --------------

REVENUE
   Rooms                                                                        14,991             14,352
   Food and Beverage                                                             7,605              7,320
   Spa                                                                           1,552              1,545
   Interest income                                                                 266                398
   Other revenues                                             17                 2,128              1,997
                                                                         --------------     --------------

Total revenue                                                                   26,542             25,612

COSTS AND EXPENSES
   Rooms                                                                         2,963              2,883
   Food and Beverage                                                             5,190              5,178
   Spa                                                                             444                454
   Administrative and General                                 18                 9,563              9,106
   Interest expense                                                                313                384
   F/x loss on foreign currency loan                                                61                901
   Depreciation                                                                  2,363              1,280
   Other expenses                                             19                 1,471              1,242
                                                                         --------------     --------------

Total Costs and Expenses                                                        22,368             21,428

Income before minority interest and income taxes                                 4,174              4,184

Minority interest                                             13                   (-)                (2)
                                                                         --------------     --------------

Income before taxes                                                              4,174              4,182
    Corporate income tax expense                              20                 (772)              (717)

Profit for the year                                                              3,402              3,465
                                                                         --------------     --------------

     Dividend proposed                                                           (336)                (-)
                                                                         --------------     --------------

Net income                                                                       3,066              3,465
                                                                         ==============     ==============


Basic earnings per share (expressed in HUF per share):        21                   365                433


(*) See Note 3

The notes set out on pages 7 to 25 are the integral part of the consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(All amounts in HUF 000,000's)


                                                     Share        Capital     Treasury    Retained
                                          Note      Capital       Reserve       Shares     Earnings         Total
                                         -------- ------------- ------------  ----------- -------------  ------------

JANUARY 1, 1998                                          8,000        7,329            -       7,550          22,879
Transfer: Capital Contribution             15                           681                    (681)               -
Net Income                                                                                     3,465           3,465
Increase in treasury shares                                                        (819)                        (819)
                                                  ------------- ------------  ----------- -------------  ------------

DECEMBER 31, 1998                                        8,000        8,010        (819)      10,334          25,525
Issue of employee shares                   14            1,076         (968)                                     108
Stock exchange costs of employee shares
issue                                                                   (12)                                     (12)
Net Income                                                                                     3,066           3,066
Gain on treasury shares transactions       14                           250                                      250
Increase in treasury shares                                                        (884)                        (884)
                                                  ------------- ------------  ----------- -------------  ------------
  DECEMBER 31, 1999                                      9,076        7,280      (1,703)      13,400          28,053
                                                  ============= ============  =========== =============  ============

The notes set out on pages 7 to 25 are the integral part of the consolidated financial statements.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)




                                                                                 Year ended December 31,
                                                                 Note               1999            1998
                                                               --------           --------        --------
Cash flows from operating activities:
Income before taxes and dividend                                                   4,174            4,182
Adjustments for:
Interest income                                                                     (266)            (398)
Interest expense                                                                     313              384
Depreciation and amortisation                                                      2,206            1,450
Unrealised foreign exchange loss on loans                                            899              949
Provision for write down of investments                                               16                -
Gain on sale of fixed assets                                                         (18)              (8)
Minority interest in income                                                            -                2
Changes in assets and liabilities:
   Accounts receivable and other current assets                                     (884)            (240)
   Inventory                                                                          25               53
   Accounts payable and other current liabilities                                    320             (14)
                                                                                  ------           -------

Cash generated from operations                                                     6,785            6,360
   Dividend proposed                                                                (336)                -
   Interest paid                                                                    (310)            (478)
   Corporate income tax paid                                                        (854)            (950)
                                                                                 ------           -------

NET CASH FLOW PROVIDED BY OPERATIONS                                              5,285            4,932
                                                                                 ------           -------

Ch flows from investing activities:
Purchase of property, plant and equipment                                        (3,173)          (2,347)
Cash acquired on purchase of Gama 45 s.r.o                                           10                -
Cash paid on acquisition of subsidiaries net of cash acquired   28               (1,023)             (13)
Interest received                                                                   315              439
Proceeds from disposal of investment                                                 20               34
Cash outflow from other non-current assets                                          (66)             (93)
Proceeds on sale of property, plant and equipment                                   189               23
                                                                                 ------           -------

NET CASH FLOW PROVIDED BY (USED IN) INVESTING                                    (3,728)          (1,957)
                                                                                 ------           -------

Cash flows from financing activities:
Net increase / (repayment) of long-term debt                                     (1,547)          (3,912)
Purchase of treasury shares                                                        (884)            (819)
Net cash flow effect of employee shares issue                                        96                -
Gain on treasury shares                                                             250                -
                                                                                 ------           -------

NET CASH FLOW PROVIDED BY / (USED IN) FINANCING                                  (2,085)          (4,731)
                                                                                 ------           -------

Decrease in cash                                                                   (528)          (1,756)
Cash at beginning of year                                                         1,448            3,204
                                                                                 ------           ------
CASH AT END OF YEAR                                                                 920            1,448
                                                                                 ======           ======

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


1. GENERAL

      Danubius Hotel and Spa Rt. ("Danubius" or "the Company") is a company limited by shares incorporated under the laws of the Republic of Hungary. The Company and its subsidiaries (the "Group") provide hospitality services in Hungary, with an emphasis on 4 and 5 star spa and city hotels.

      Danubius operated as a self-administered State enterprise (Danubius Hotel and Spa Company) controlled by an Enterprise Council until July 31, 1991. Effective July 31, 1991, Danubius was transformed into a company limited by shares and ownership was passed to the State Property Agency ("APV Rt."). In November 1992, a portion of Danubius' outstanding shares was publicly sold and such shares were listed for trading on the Budapest Stock Exchange.

      Danubius acquired from APV Rt. 85% of the shares of Hungaria Szalloda Rt. ("Hungar Hotels"), a company incorporated under the laws of Hungary and operating in the hotel industry in January 1997. Danubius acquired further 14.78% of the shares from the employee consortium in September 1997 (see
      Note 26).

      Danubius group was reorganised into a more efficient structure on 1 January 1999 (see Note 27).


2. SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PREPARATION

      Danubius Hotel and Spa Rt. and its subsidiaries maintain their official accounting records and prepare their financial statements for domestic purposes in accordance with the accounting regulations of Hungary. The accompanying consolidated financial statements have been prepared in accordance with International Accounting Standards and, as a consequence, reflect adjustments not recorded in the Hungarian statutory records.

      The consolidated financial statements are prepared in Hungarian Forint
      (HUF) and are presented in millions of forints.

      The consolidated financial statements are prepared under the historical cost convention. In connection with the transformation of the state enterprise into a limited liability company at July 31, 1991 the Company valued certain non-current assets to their estimated market values based on independent valuations. These amounts became the accounting and tax bases.

      The accounting policies have been consistently applied by the Group enterprises and, except for the changes in accounting policy disclosed on page 10, are consistent with those used in the previous year.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


BASIS OF CONSOLIDATION

Subsidiaries are those enterprises controlled by the Company. Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of an enterprise so as to obtain benefits from its activities.

The consolidated financial statements include the financial statements of Danubius Hotel and Spa Rt. and its significant subsidiaries after elimination of all material inter-company transactions and balances.


The Company's principal subsidiary holdings at 31 December 1999 are as follows:



                                                                               Proportion of     Shares held at
                Name                   Principal Activity      Country of     31 December 1999  31 December 1998
                                                             Incorporation

Hungaria Szalloda-Ingatlankezelo
Rt. (formerly Hungaria Szalloda Rt.)  Property management       Hungary            99.9%             99.9%

Danubius Szallodauzemelteto es
Szolgaltato Rt. (formerly Hotel
Helia Rt.)                               Hotel operator         Hungary             100%              100%
Hullam Kozos Vallalat                    Hotel operator         Hungary             100%               53%
Danubius Beta Hotels Kft.                Hotel operator         Hungary             100%              100%
Hotelreservierung und Reiseservice
fur Ungarn Gmbh                          Travel Agency          Germany             100%              100%
Gama 45 s.r.o                            Hotel operator      Czech Republic         100%               -


CASH AND CASH EQUIVALENTS

Cash equivalents are liquid investments with original maturities of three months or less.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)



      PROPERTY, PLANT AND EQUIPMENT

      Depreciation

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method. The rates used by the Company are 6% for buildings, 2.5% to 6% for building and leasehold improvements and 14.5% to 33% for machinery and equipment.

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

      Management have been unable to identify the cost of assets replaced during refurbishment projects as the cost is included in the hotel valuation performed in 1991. The written down cost of these assets has not been removed from the fixed asset register. These fixed assets were mainly purchased prior to transformation into a company limited by shares and are carried at 31 July 1991 valuation. These replaced assets will continue to be depreciated in accordance with Company policy.

      The expected period of major refurbishments is 20 years.

      INVESTMENTS

      Investments in which the Company has greater than 20% ownership but less than 50% (associated companies) are accounted for under the equity method. Other investments are carried at cost, less provision for any permanent diminution in value.


      GOODWILL

      Negative goodwill arising on acquisition of subsidiaries is shown as deferred income and amortised over 20 years on a straight-line basis.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


      INCOME TAXES

      Tax on the profit or loss for the year comprises current tax and the change in deferred tax. The Company adopted IAS 12 (revised) "Income Taxes" effective January l, 1998. Deferred tax is provided using the balance sheet liability method on all temporary differences between the carrying amounts for financial reporting purposes. Currently enacted tax rates are used to determine deferred income tax. The Group provides valuation allowances for temporary differences, which will not be recovered in the foreseeable future.

      FOREIGN CURRENCY TRANSLATION

      Transactions arising in foreign currency are translated into Forints at the rate of exchange prevailing at the date of the transaction. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into Forints at the year end rates of exchange. The resulting foreign currency exchange gains and losses are recognised in the statement of income.

      REVENUE RECOGNITION

      Revenue is recognised on an accrual basis and the basis of completed guest nights net of VAT.

      PENSION SCHEMES

      The Company operates a defined contribution pension scheme for employees. Pension costs are charged against profit in the period in which the contributions are payable. The assets of the fund are held in a separate trustee administered fund.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying values of financial instruments approximate fair values due to either the short-term duration or the proximity of interest rates of the various instruments to market rates.

      CHANGE IN ACCOUNTING POLICY

      In 1999 the Company changed its accounting policy in respect of depreciation rates for buildings at the reorganisation of the group (see
      Note 27). Lands and buildings were apported into Hungaria Szalloda-Ingatlankezelo Rt. (Property management company) and fixed assets at hotel units were sold to Danubius Szallodauzemelteto es Szolgaltato Rt. (Management company) at net book value on 1 January 1999. Continuing the depreciation of buildings with the prior depreciation rate of 2.5% on the 'new' gross value (net book value) would have extended their useful life resulting in a longer depreciation period. Additionally, the individual hotel units were reviewed by the management, which indicated, that the buildings have various technical conditions. Therefore the management revised the depreciation rates for buildings from 2.5% to an average rate of 6%, which resulted in increase of approximately HUF 734 million depreciation charge for the year.

      Small-value fixed assets are charged to the income statement. The Company increased the limit of THUF 20 to THUF 30 per each asset in 1999 to reflect the devaluation of Hungarian Forint against hard currencies in the recent periods.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


      SEGMENT REPORTING

      Segment information is presented in respect of the Company's business segments. The primary format, business segments, is based on the Company's management and internal reporting structure and consists the following segments: hotel operations, property management and other services. Segment results, assets and liabilities include items directly attributable to a segment as well as those that can be allocated on a reasonable basis.

      USE OF ESTIMATIONS AND ASSUMPTIONS

      Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported data on assets and liabilities, income and expenses, in the reporting period. Actual results may differ from these estimates and assumptions.


3. PRESENTATION OF INCOME STATEMENT

      The Company changed the presentation of income statement to reflect its operations in line with hotel business specialities. The Company used the Uniform System of Accounts for the Lodging Industry for the preparation both 1999 and 1998 income statements and comparatives have been restated for 1998 reporting period.


4. CASH AND CASH EQUIVALENTS

                                      1999                1998
                                     ------              ------
      Cash in hand and at bank         805                1,341
      Marketable securities            115                  107
                                     ------              ------
                                       920                1,448
                                     ======              ======

      The maturity period of the marketable securities is three months or less.


5. ACCOUNTS RECEIVABLE
                                                           1999        1998
                                                          ------      ------
      Trade receivables                                    1,370       1,022
      Receivable from non-consolidated subsidiaries           52          55
      Prepayments and accrued income                         453         536
      Income taxes recoverable                               416         243
      Other receivable                                       353         299
      Provision for doubtful receivables                    (262)       (112)
                                                          ------      -------
                                                           2,382       2,043
                                                          ======      =======

      6. INVENTORY
                                                           1999        1998
                                                          ------      ------
      Food and beverages                                     187         194
      Materials                                               92         110
                                                          ------      -------
                                                             279         304
                                                          ======      =======
                                      F-44

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


7. OTHER CURRENT ASSETS

                                                           1999        1998
                                                          ------      -------
      Short-term state securities                          2,204         872
      Other short-term securities                              -         700
                                                          ------      -------
                                                           2,204       1,572
                                                          ======      =======


Short-term current assets are state treasury bonds with maturity over three months.


8. PROPERTY, PLANT AND EQUIPMENT


                                                                      Furniture,         Capital
                                                   Buildings and     Fittings and      projects in
                                        Land       Improvements       Equipment         progress         Total
                                     ------------ ---------------- ----------------- ---------------- ------------

       Cost/Valuation:
       January 1, 1999                   4,869        26,414             4,852              786       36,921
       Additions                            40         1,507             1,626                -        3,173
       Acquisition of Gama 45              113         1,329               139                -        1,581
       Cost of disposals                   (2)          (17)             (175)            (143)        (337)
                                        -------     ---------         ---------        ---------     --------

       December 31, 1999                 5,020        29,233             6,442              643       41,338
                                        =======     =========         =========        =========     ========

       Depreciation:
       January 1, 1999                       -         2,725             2,803                -        5,528
       Charge for year                       -         1,464               899                -        2,363
       Acquisition of Gama 45                -           118                62                -          180
       Relating to disposals                 -           (1)             (163)                -        (164)
                                        -------     ---------         ---------        ---------     --------

       December 31, 1999                     -         4,306             3,601                -        7,907
                                        =======     =========         =========        =========     ========

       Net book value:
       December 31, 1998                 4,869        23,689             2,049              786       31,393
                                        =======     =========         =========        =========     ========

       December 31, 1999                 5,020        24,927             2,841              643       33,431
                                        =======     =========         =========        =========     ========

       The values of land and buildings occupied by the Company were determined with reference to a professional appraisal at 30 April 1991, on an open market existing use basis. Land and Buildings occupied by subsidiary companies are shown at cost except for such assets from Hungar Hotels where land and buildings were revalued by an independent valuer at 1 January 1997.

       Effective 1 August 1991, ownership of land and buildings was passed to Danubius, except for the land on which the Margaret Island hotels are located. This land is not subject to "handling rights" or private ownership. The operation of the two hotels on Margaret Island is authorised by license from the XIII. Municipality of Budapest. Included in buildings there is HUF 495 million relating to the usage right of real estate on Margaret Island.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


9. OTHER NON-CURRENT ASSETS


                                                                     1999                 1998
                                                                ----------------     ----------------

       Investment in non consolidated subsidiaries                    179                  145
       Loans given to employees                                        56                   76
       Other investments, unquoted                                     59                   41
                                                                ----------------     ----------------
                                                                      294                  262
                                                                ================     ================

       The book values of the non-consolidated subsidiaries are:


       Name                             Principal activity               1999                 1998
                                                                    ----------------     -----------------
                                                                      NBV    Share %      NBV      Share %

       Danube Travel                    Travel agency                 61      100          77       100
       Marcali Szalloda Kft.            Hotel                         51       50           1        50
       Kastelykert Kft.                 Hotel                         43      100          43       100
       Solar Kemping                    Hotel                         19      100          19       100

       Hungaria Hotel and Reisen
       GmbH (Hannover)                  Travel agency                  3      100           3       100
       Hotel Kastely Kft.               Hotel                          2       50           2        50
                                                                     ---                 ----
                                                                     179                  145
                                                                     ===                 ====


The above subsidiaries are immaterial to the Group and accordingly have not been consolidated.


DANUBE TRAVEL

Danube Travel, a travel agency incorporated in London was acquired in 1997 for GBP 230,000 and also the Company provided a GBP 150,000 interest free loan to Danube Travel, which is due to be repaid by 2004. Investment in Danube Travel was written down by HUF 16 million in 1999 due to permanent diminution in value.

MARCALI SZALLODA KFT.

The Company contributed an amount of HUF 50 million to Marcali Szalloda Kft. and the local municipality of Marcali apported land of HUF 49 million in 1999. Danubius group is considering a hotel construction in Marcali.

KASTELYKERT KFT.

The Company owns 100% of Kastelykert Kft., which owns a residence in Buk. The foundation of this subsidiary aimed to develop the residence, however the property is not marketable due to administrational restriction. Kastelykert Kft. is a dormant company and the Company management believes that valuation at cost is a reasonable basis.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


10. OTHER PAYABLE AND ACCRUALS
                                            1999             1998
                                          -------          --------
       Payroll                               305              308
       Social security                       184              235
       Taxes payable                         386              340
       Dividends payable                     336                -
       Other provisions                       54               45
       Accrued expense                       295              234
       Other payable                         134              194
                                           -----            -----
                                           1,694            1,356
                                           =====            =====




11. LONG TERM DEBT
                                            1999            1998
                                          -------         --------
       1 year                              1,646            1,346
       1 to 2 years                        2,958            1,632
       3 to 5 years                          696            2,961
       over 5 years                           11               20
                                          -------          ------

       Total long term debt                5,311            5,959
       Amounts maturing in
       less than one year                 (1,646)          (1,346)
                                          ------           ------
                                           3,665            4,613
                                          ======           ======


Outstanding loans include the following:

o DEM 20 million long term loan provided by Bank Austria Creditanstalt, with an interest rate of 6-month LIBOR + a margin of 0.75% to 0.95%, secured by mortgages on Thermal Hotel Buk and Thermal Hotel Sarvar.

o     DEM 10 million long term loan provided by Magyar Kulkereskedelmi Bank Rt.
      (MKB), with an interest rate of 3-month LIBOR + 0.75% secured by a mortgage on the Budapest Hilton Hotel.

o DEM 10 million long term loan provided by Kereskedelmi es Hitelbank Rt. (K&H), with an interest rate of 6-month LIBOR + 1.25% secured by a mortgage on the Hotel Helia.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


12. NEGATIVE GOODWILL

      Negative goodwill arisen on the following acquisitions:

                                                1999                1998
                                              --------            --------
      Hungar Hotels                             2,993              2,993
      Hotel Helia                                 154                154
      Gama 45 s.r.o. (see Note 28)                493                  -
      Accumulated amortisation                   (438)              (281)
                                              -------              ------
                                                3,202              2,866
                                              =======              ======


       The negative goodwill is being amortised over a period of 20 years by reference to the estimated average useful life of the assets underlying the negative goodwill. In 1999, HUF 7.6 million of negative goodwill arose on the additional purchases of Hungar Hotels and Hullam shares. The entire amount was brought into income in 1999 (1998: HUF 9 million on additional purchases of Helia and Hungar Hotels).



13. MINORITY INTEREST

                                               1999                1998
                                             -------             --------
      Hungar Hotels                              6                   8
      Hullam Kozos Vallalat                      -                  64
                                                --                 ---
                                                 6                  72
                                                ==                 ===



       Minority interest represents the minority shareholders' proportionate share of the equity of subsidiaries. The Company acquired the minority interest in Hullam Kozos Vallalat (47%) in 1999.


                                                        1999        1998
                                                      --------    --------

      Opening balance                                     72         91
      Income attributable to minority shareholders         -          2
      Share in subsidiary acquired from minority
      shareholders                                       (66)       (21)
                                                        ----       ----
                                                           6         72
                                                        ====       ====

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


14. SHARE CAPITAL

                                               1999                1998
                                              ------              ------

      Ordinary shares                          8,000              8,000
      Employee shares                          1,076                  -
                                              ------              ------
                                               9,076              8,000
                                              ======              ======

       Registered share capital at December 31 1999 consist of 8 million (1998:
       8 million) authorised and issued ordinary shares and 1.076 million issued employee shares, each of par value HUF 1,000.

       According to the shareholders' resolution on the Annual General Meeting in April 1998 the privatisation refund received from APV Rt. (see Note
       15) was used for the employee share issue. The employee share issue increased the Company's share capital by HUF 1.076 million in 1999, which was funded as 90% from capital reserve of the Company and 10% of employees' cash contributions. All the employee shares are intended to be transformed into ordinary shares on the Annual General Meeting of the Company in April 2000. The conversion rate will be determined based on the weighted average share price traded on the Budapest Stock Exchange during the preceding month of this decision.

       Danubius has its own shares of 374,523 pieces at cost of HUF 1,703 million (1998: HUF 819 million). These shares are shown as a component of shareholders' equity. The Hungarian Companies act requires these shares to be sold within one year from the date of purchase. The unrealised gain of HUF 250 million on treasury shares sold and subsequently repurchased was recorded as capital reserve in 1999.


15. CAPITAL CONTRIBUTION

       In accordance with the Hungarian Privatisation Act of 1989 which allows 20% of the proceeds of certain shares sold by APV Rt. to be paid to the Company as a capital contribution the Company received HUF 1,076 million in 1997. The Company became entitled to the contribution based on agreements made with APV Rt. in 1997 relating to shares sold in 1992, 1993 and 1994. The Company is required to issue shares to the employees from this amount (see Note 14).

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

       Of the total amount of HUF 1,907 million, HUF 1,407 was received after deducting HUF 500 million owed to APV Rt., as more fully described in
       Note 26.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


16. RETAINED EARNINGS

       Dividends are only available for payment from retained earnings calculated according to the Hungarian Accounting Law. The following retained earnings are available for payment of dividends:

                                                    December 31,   December 31,
                                                       1999            1998
                                                    ------------   ------------
      Hungarian Accounting Law retained earnings      14,903          11,479
                                                      ======          ======

       If dividends are paid to non-resident shareholders, a withholding tax of up to 20% must be paid. The rate of tax payable is dependent on the residency of the shareholder, which may reduce this rate of tax.


17. OTHER REVENUE
                                                               1999      1998
                                                              -------   -------
      Rental income                                              503      575
      Telecommunications                                         431      474
      Sport/ fitness                                              94       89
      Travel agency revenues                                      90      119
      Income from other hotel services                           268      260
      Profit from treasury bonds sold (interest plus gains)      300      230
      Negative goodwill amortisation                             158      166
      Gain on fixed assets sale                                   18        8
      Other revenues                                             266       76
                                                               -----     ----
                                                               2,128    1,997
                                                               =====    =====

18. ADMINISTRATIVE AND GENERAL EXPENSES
                                                               1999      1998
                                                             --------   -------
      Payroll and related costs                                 4,140    3,932
      Utility costs                                             1,049    1,061
      Maintenance expenses                                        905    1,024
      Management fees to CP Holding                               244       81
      Management fees to hotel chains (Hilton, Radisson SAS)      289      337
      Marketing expenses                                          480      477
      Bank and insurance fees                                     344      287
      Commissions and discounts provided                          317      150
      Professional and membership fees                            299      203
      Telecommunication charges                                   273      248
      Rental expense                                              246      243
      Security costs                                              111       94
      Miscellaneous expenses                                      866      969
                                                                -----    -----
                                                                9,563    9,106
                                                                =====    =====

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


19. OTHER EXPENSES
                                                         1999       1998
                                                        ------     ------

      Local taxes                                         453       291
      Tourism contribution (tax)                          436       431
      Property taxes                                      165       129
      Increase in provision for doubtful debts            128         -
      Foreign currency losses                              76        72
      Other                                               213       319
                                                        -----     -----
                                                        1,471     1,242
                                                        =====     =====




20. INCOME TAXES

      The effective income tax rate varied from the statutory income tax rate due to the following items:

                                                    1999         1998
                                                   ------       ------
      Income before tax and minority interest       4,174       4,184
                                                    =====       =====
      Tax at statutory rate of 18%                    751         753
      Effect of IAS adjustments                        (5)        (12)
      Other differences, net                           26         (24)
                                                    -----       -----
      Income tax expense                              772         717
                                                    =====       =====


       The major cumulative temporary differences, which will give rise to a future tax benefit less a valuation allowance for those differences which are not expected to reverse in the near future, are stated below.

                                                              1999       1998
                                                             -----      ------
      Provision                                                235        203
      Depreciation                                             286        662
      Total temporary differences                              521        865
      Less: valuation allowance                               (521)      (865)
                                                             -----      -----
      Total temporary differences with a future tax benefit      -          -
                                                             =====      =====

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


21. EARNINGS PER SHARE

       The calculation of basic earnings per share is based on the net income attributable to ordinary shareholders of HUF 3,402 million (1998: HUF 3,465 million) and a weighted average number of ordinary share outstanding during the period of 8,404,476 (1998: 7,993,458).



                                                                  1999                1998
                                                               ----------         -----------
      Issued ordinary shares at the beginning of the year       8,000,000          8,000,000
      Own shares held at the beginning of the year               (230,898)                (-)
                                                               ----------          ---------
      Qualifying ordinary shares at beginning of the year       7,769,102          8,000,000
      Effect of own shares repurchased during the year            (82,002)            (6,542)
      Effect of employee shares issued                            717,376                  -
                                                               ----------          ---------
      Weighted average number of ordinary shares                8,404,476          7,993,458
                                                               ==========          =========


      Employee shares are not saleable, however they are entitled to dividend payment as ordinary shares. No diluted earnings per share was calculated as the conversion of the employee shares into ordinary shares at market value in 2000 will have no dilution effect.



22. COMMITMENTS

       a) The acquisition of Hungar Hotels required HUF 2 billion to be spent on refurbishment of that hotel chain over a three a year period. (see
           Note 26). Total spending to satisfy this commitment by the end of 1999 was HUF 2,675 million (1998: HUF 1,893 million).

       b)  The Group has also made commitments to spend HUF 908 million (1998:
           HUF 289 million) on refurbishment and renovations of the remaining hotel buildings and facilities during 2000.




23. CONTINGENT LIABILITY

       In 1997, the Company was reviewed by the tax and the social security authority. The authorities claimed net HUF 76 million tax and social security including penalties (and including HUF 17 million VAT may be recovered). The Company has challenged the findings of the review and in 1997 raised a provision of HUF 24 million.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


24. LEGAL MATTERS

       Prior to May 1995 Hotel Gellert was managed by the Company based on a verbal agreement with APV Rt. as the ownership right of the hotel was not clear. On May 15, 1995 the court decided that the ownership right of the hotel was due to the Company. As the result of that the Company paid HUF 1,419 million to APV Rt. The Land Registration Office was unable to complete the registration of the legal ownership right as the Gellert hotel and Gellert spa are built on the same land as the spa owned by Budapest Gyogyfurdoi es Hevizei Rt. (Budapest Spa). Budapest Spa is challenging the validity of the contract between the Company and APV Rt. at the court as a prepurchase right of Budapest Spa relating to Gellert hotel was not taken into consideration.




25. PENSION SCHEME

       The pension scheme is available for all employees after half-year employment. The contribution expense was HUF 179 million (1998: 164 million) and charged against profit for the year in which the contribution is payable. The contribution is paid on 5% of the employee salary. The assets of the fund are held in a separate trustee administered funds.



26. ACQUISITION OF HUNGAR HOTELS

      On January 6, 1997, the Company acquired from APV Rt. 85% of the shares of Hungaria Szalloda Rt. ("Hungar Hotels"), a company incorporated under the laws of Hungary and operating in the hotel industry, with a commitment to purchase the remaining 15% of the shares if they are not acquired by employees of Hungar Hotels within 300 days. The shares acquired had a nominal value of HUF 4.7 billion.

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

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


       ACQUISITION OF HUNGAR HOTELS (CONTINUED)

       The acquisition was made as follows:
                                                            HUF 000,000
                                                            -----------
      Cost of investment
         Cash and tender bonds                                   7,000
         Compensation coupons                                      572
         Tax on gain on compensation coupons                       190
         Acquisition costs incurred                                 91
                                                              --------
      Total purchase price                                       7,853

      Less: book value of net assets acquired                  (11,726)
      Fair value adjustments                                        41
      Plus: minority interest therein                            1,753
                                                              --------
      Negative goodwill                                          2,079
                                                              ========



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

      On September 24, 1997 the Company acquired further 14.78% of the shares from the employee consortium. The cost of investment was HUF 813 million, which resulted in an additional HUF 914 million negative goodwill.


27. DANUBIUS GROUP REORGANISATION


      Management decided in 1998 to reorganise the Danubius Group into a more efficient structure. The reorganisation involved Danubius., Hotel Helia and Hungar Hotels. Danubius was transformed into a holding company, Hotel Helia become a hotel operator and Hungar Hotels a property management company respectively.


      At the shareholders' meeting on December 18, 1998 it was decided to increase the share capital of Hungar Hotels by transferring the hotel buildings from Danubius and Hotel Helia on January 1, 1999 (except for Margitsziget and Gellert hotels) at net book value. The Court of Registration registered the share capital increase effective January 12, 1999. Hungar Hotels name was changed to Hungaria Szalloda-Ingatlankezelo Rt.

      The other fixed assets, inventories and receivables were sold at book value by Danubius and Hungar Hotels to Hotel Helia in January 1999. Hotel Helia name was changed to Danubius Szallodauzemelteto es Szolgaltato Rt.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


28. ACQUISITION OF GAMA 45 S.R.O

       Effect on the consolidated financial statements:

      BALANCE SHEET AT JUNE 30, 1999                        GAMA 45 S.R.O
      Fixed assets                                                  1,399
      Current assets                                                   54
      Long term liabilities                                          (896)
      Other short term liabilities                                    (15)
                                                             ------------
      Net assets                                                      542

      Less: Purchase consideration                                      7
      Acquisition costs (legal, accounting and consulting)             42
                                                             ------------
      Negative goodwill                                               493
                                                             ============



      The Company acquired 100% shares in Gama 45 s.r.o (a standalone Czech hotel in Marien Bad) from Ceskoslovenska obchodni banka for USD 30,000 (HUF 7 million) on December 14, 1999. Danubius also paid the loan of USD
      6.6 million owed by Gama 45 s.r.o to the referred bank for USD 3.57 million. The realised gain of USD 3 million was taken into account as part of Gama 45 s.r.o's equity for goodwill calculation as the Company revised a loan agreement to USD 3.57 million with Gama 45 s.r.o.


      Long term liabilities in Gama 45 s.r.o's balance sheet represent the USD
      3.57 million loan liability to the Company, which is due to be repaid by 2004 and bears interest at the rate of 7.5%. This loan was eliminated for consolidation after accounting for negative goodwill.


      The cash outflow on the Gama 45 s.r.o acquisition amounted to HUF 935 million, which consists of the purchase consideration, the loan repayment and acquisition costs less cash acquired.


      No financial information was available in respect of Gama 45 s.r.o. other than the balance sheet as at 30 June 1999, which was used as basis for consolidation. Such results were considered immaterial.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


29. BUSINESSES MANAGED FOR APV RT.


      The ownership of the following businesses was retained by APV Rt. on the transformation of Hungar Hotels:

      Claudius Hotel

      Hotel Expo

      Hungaria Hotel and

      Savaria Hotel

      The Company managed these entities until June 30, 1999, when APV Rt. terminated the operational agreement as they were sold. Sales income amounting to HUF 413 million (1998: HUF 632 million) and cost of sales of the managed business units are not included in the accompanying financial statements. Any losses were charged to APV Rt. and profits paid to APV Rt. for the operation of these business units.




30. RELATED PARTY TRANSACTIONS

                                                  1999                1998
                                                 ------              ------
      Management fee to CP Holding                  244                 81
      Rental fee to Interag Rt.                     155                130
      Services provided by Interag Rt.               26                 54
      Service provided by Investor Rt.               15                 26
                                                  -----               ----
      Expenses total                                440                291
                                                  =====               ====

      Related party receivables and liabilities are not significant as at December 31, 1999.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


31. SEGMENT REPORTING



       BUSINESS SEGMENTS


                                      Hotel           Property         Other        Elimination      Consolidated
                                    Operation        Management       Services

Revenue                               25,805              327             410              -            26,542
Inter-segment revenue                    708            5,264           5,847        (11,819)                -
------------------------------------------------------------------------------------------------------------------
Total revenue                         26,513            5,591           6,257        (11,819)           26,542
==================================================================================================================
Segment result                            37                -           3,365              -             3,402
Current assets                         4,081            5,588           5,862         (9,746)            5,785
Non-current assets                     5,646           26,448          27,742        (26,111)           33,725
Current liabilities                    5,329            3,473           3,604         (7,822)            4,584
Non-current liabilities                1,174              969           2,686           2,038            6,867
------------------------------------------------------------------------------------------------------------------
Net assets                             3,224           27,594          27,314        (30,073)           28,059
==================================================================================================================

      There are no comparatives available for 1998, as the above segmentation is a result of the 1999 group reorganisation (Note 27). Inter-segment revenue consists of property rental fees paid by hotel units to Property management company, re-invoicing of fixed assets purchased by Holding company on behalf of Property and Management companies and dividends paid by subsidiaries after their 1999 results within the group.

      Current assets and current liabilities primarily consist of inter-company rental fees and dividends receivable/payable at the year-end. Non-current assets elimination is basically the equity consolidation.


      GEOGRAPHICAL SEGMENTS

      The Group operations are performed in Hungary therefore geographical segment reporting is impracticable. The operation of Czech hotel (Gama 45 s.r.o) will effect 2000 segment reporting as the subsidiary was acquired in December 1999.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)



32. FINANCIAL INSTRUMENTS


      Currency risk

      The Company's sales prices are primarily quoted in Deutschmarks or US dollars and income received in hard currencies or Hungarian forints.

      The Group has DEM 40 million loans outstanding at year-end (see Note 11).

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



33. SUBSEQUENT EVENTS


      The Company decided to liquidate Solar Camping (100% owned subsidiary) on February 21, 2000. The assets held by Solar Camping will recover the cost of the investment recorded in the Company's financial statements.