Form 10-Q
period 2000-03-31
IIC INDUSTRIES INC
filed 2000-05-22
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------


                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                         Commission file number: 0-27860

                              IIC Industries, Inc.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                             13-567594
----------------------------------------        -------------------
    (STATE OF OTHER JURISDICTION OF             (IRS IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                   NUMBER)

   171 Madison Avenue; New York, N.Y.                  10016
----------------------------------------        -------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at April 30, 2000.

                              FINANCIAL INFORMATION


  ITEM 1. FINANCIAL STATEMENTS


  Consolidated Balance Sheets                                           Page
  at March 31, 2000                                                     ----
  and December 31, 1999                                                  3

  Consolidated Statements of Operations and Comprehensive Loss
  for the Three Months Ended
  March 31, 2000 and March 31, 1999                                      5

  Consolidated Statement of Cash Flows
  for the Three Months Ended
  March 31, 2000 and March 31, 1999                                      6

  Notes to Consolidated Financial
  Statements                                                             7

                      IIC Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)






                                MARCH 31, DECEMBER 31,
             ASSETS               2000       1999
                                --------   --------

CURRENT ASSETS
    Cash and cash equivalents   $  6,310   $  9,563
    Accounts receivable, net      36,323     38,524
    Inventories, net (Note C)     31,941     32,554
    Other current assets          13,279      9,688
                                --------   --------

         Total current assets     87,853     90,329

DUE FROM AFFILIATE                 3,150      3,150

PROPERTY AND EQUIPMENT, NET       25,255     26,135
INVESTMENTS                       47,441     46,809
OTHER ASSETS                       3,110      6,741
                                --------   --------

                                $166,809   $173,164
                                ========   ========






The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                      MARCH 31,   DECEMBER 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY               2000         1999
                                                     -----------   ---------


CURRENT LIABILITIES
    Accounts payable                                 $  23,681    $  21,564
    Bank loans                                          14,145       19,018
    Current maturities of long-term debt                 2,853        3,005
    Accrued expenses and other payables                  9,443       11,597
    Due to related parties                                 915        1,947
    Advances from customers                              3,875        2,609
                                                     ---------    ---------

         Total current liabilities                      54,912       59,740

LONG-TERM DEBT, less current portion                     1,117        1,197

DUE TO AFFILIATES                                        1,970        2,046

OTHER LIABILITIES AND DEFERRED
    CREDITS                                              6,321        6,434

MINORITY INTERESTS                                      13,994       14,851
                                                     ---------    ---------

                                                        78,314       84,268

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share;
       Authorized 7,200,000 shares; issued
       6,343,224 shares                                  1,586        1,586
    Additional paid-in capital                          22,941       22,941
    Retained earnings                                  108,262      106,816
    Accumulated other comprehensive loss               (41,569)     (39,722)
    Less treasury stock - at cost (649,752 shares)      (2,725)      (2,725)
                                                     ---------    ---------

                                                        88,495       88,896
                                                     ---------    ---------

                                                     $ 166,809    $ 173,164
                                                     =========    =========


The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        2000           1999
                                                        ----           ----

Net sales                                           $    37,071    $    39,922
Cost of sales                                            27,654         28,130
                                                    -----------    -----------

         Gross profit                                     9,417         11,792

Selling, general and administrative expenses              9,435         10,458
                                                    -----------    -----------

         Operating (loss) income                            (18)         1,334
                                                    -----------    -----------

Other income (expenses)
    Interest income                                         432            290
    Equity in (loss) earnings of affiliates                (663)          (710)
    Foreign currency loss (Note B)                         (780)          (882)
    Gain on sale of noncurrent assets, net                2,076             71
    Interest expense                                       (582)          (487)
    Other, net                                              822            118
                                                    -----------    -----------

         Income (loss) before income taxes and
             minority interest                            1,287           (266)

Income taxes                                                  3           (190)
                                                    -----------    -----------
         Income (loss) before minority interests          1,290           (456)

Minority interests                                          156           (265)
                                                    -----------    -----------

         NET INCOME (LOSS)                          $     1,446    $      (721)

Other comprehensive income:
         Foreign currency translation adjustments        (1,847)        (2,119)
                                                    -----------    -----------
           COMPREHENSIVE  (LOSS)                    $      (401)   $    (2,840)
                                                    ===========    ===========

Basic net income (loss) per common share            $      0.25    $     (0.13)
                                                    ===========    ===========

Basic average number of common shares outstanding     5,693,472      5,693,472
                                                    ===========    ===========



The accompanying notes are an integral part of these statements

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                          (dollar amounts in thousands)





                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                  2000        1999
                                                                  ----        ----

Net cash  provided by (used in)  operating activities           $  3,188    $ (1,437)
                                                                --------    --------
Cash flows from investing activities
    Purchase of property and equipment                              (640)       (590)
    Purchase of investments                                       (3,645)        (26)
    Advances from affiliates                                         339
    Proceeds on disposal of property and equipment                   104       1,123
    Proceeds on disposal of investments                            2,732
                                                                --------
    Restricted cash                                                              (67)
                                                                            --------
         Net cash (used in) provided by investing activities      (1,110)        440
                                                                --------    --------
Cash flows from financing activities
    Issuance of long-term debt                                                   278
    Principal payments of long term debt                             (21)       (100)
    Net (payments) receipts of short-term bank loans              (5,120)      2,051
                                                                --------    --------
         Net cash  (used in) provided by financing activities     (5,141)      2,229
Effect of exchange rate on cash                                     (190)       (114)
                                                                --------    --------

         Net (decrease) increase in cash and cash equivalents
          during the period                                       (3,253)   $  1,118

Cash and cash equivalents at beginning of period                   9,563      10,957
                                                                --------    --------
Cash and cash equivalents at end of period                      $  6,310    $ 12,075
                                                                ========    ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                 $    763    $    477
       Income taxes                                                   65         396





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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a normal recurring accrual nature and disclosures necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999.


NOTE B - FOREIGN CURRENCY TRANSLATION

     Investor Rt ("Investor"), a majority-owned subsidiary, uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders' equity.

     The Israel Tractors and Equipment Company Limited ("Israel Tractor") and , Balton C.P. Limited ("Balton"), a wholly-owned and a majority-owned subsidiary, respectively, use the US dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor and Balton is conducted, or to which it is linked. These subsidiaries translate monetary assets and liabilities at year-end exchange rates and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Adjustments resulting from the translation of these entities are included in results of operations.

     Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)



NOTE C - INVENTORIES

Inventories are as follows:

                   MARCH 31, December 31,
                    2000        1999
                   -------      -----

Raw materials      $ 4,881     $ 4,950
Work-in-progress       457         517
Finished goods      26,603      27,087
                   -------     -------

                   $31,941     $32,554
                   =======     =======


NOTE D - CONTINGENCIES

     The Company has given a guarantee to the bankers of Balton amounting to $2.1 million. The guarantee is in respect of various outstanding letters of credit given by the bankers of certain of Balton's creditors. The Company has also agreed to indemnify a co-guarantor for any losses accumulating to $735,000.

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $2 million.


NOTE E - INVESTMENT IN AFFILIATE

     At March 31, 2000, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 40% at a cumulative cost of approximately $44 million. Danubius owns a number of hotels in Hungary and the Czech Republic, which specialize in spa facilities. During April 2000, the Company purchased another 1.4% of Danubius shares for approximately $2.5 million.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)





NOTE E (CONTINUED)

     Accordingly, the Company accounted for this investment under the equity method at March 31, 2000. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.


     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. (See the Investor section of Management's Discussion and Analysis) There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:

                         MARCH 31,  MARCH 31,
                           2000       1999
                         --------   --------


Current assets           $ 24,597   $ 37,864
Noncurrent assets         127,609    135,077
Current liabilities        15,505     28,771
Noncurrent liabilities     27,150     32,297
Stockholders' equity      109,551    111,873


                                 THREE MONTHS ENDED        THREE MONTHS ENDED
                                   MARCH 31, 2000            MARCH 31, 1999
                                   --------------            --------------


Sales                                 $16,897                    $18,489
Operating (loss) income                  (578)                        71
Net (loss) income                        (546)                    (2,048)

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)




NOTE F- GAIN ON SALE OF INVESTMENTS

     During March 2000, the Company sold an equity interest in an Israeli oil & gas exploration venture, which resulted in a gain of approximately $2.1 million


NOTE G- NEW ACCOUNTING PRONOUNCEMENT

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

RESULTS OF OPERATIONS

     The table below sets forth for fiscal quarters ended March 31, 2000 and 1999, certain information with respect to the results of operations of the Company and its principal subsidiaries.




THREE MONTHS ENDED
MARCH 31, 2000                            NET SALES                 GROSS PROFIT
----------------------------------- -------------------------- --------------------------
                                         AMOUNT          %          AMOUNT          %
                                    ---------------- --------- ---------------- ---------
                                     (IN THOUSANDS)             (IN THOUSANDS)
IIC Industries Inc.
 (parent company) .................           --          --            --           --
Israel Tractors & Equipment Co.
 (Israel) .........................      $13,133         35.4       $3,500          37.2
Balton CP Group (Africa) ..........       11,959         32.3        3,890          41.3
Investor RT Group
 (Hungary) ........................       11,979         32.3        2,027          21.5
                                         -------        -----       ------         -----
                                         $37,071        100.0       $9,417         100.0
                                         =======        =====       ======         =====



                                       INCOME (LOSS) BEFORE
THREE MONTHS ENDED                       INCOME TAXES AND
MARCH 31, 2000                           MINORITY INTERESTS          NET INCOME (LOSS)
----------------------------------- --------------------------- --------------------------
                                         AMOUNT           %          AMOUNT          %
                                    ---------------- ---------- --------------- ----------
                                     (IN THOUSANDS)              (IN THOUSANDS
IIC Industries Inc.
 (parent company) .................      $1,862          144.7      $1,850          127.9
Israel Tractors & Equipment Co.
 (Israel) .........................         169           13.1         211           14.6
Balton CP Group (Africa) ..........        (355)         (27.6)       (179)         (12.4)
Investor RT Group
 (Hungary) ........................        (389)         (30.2)       (436)         (30.1)
                                         ------         ------      ------         ------
                                         $1,287          100.0      $1,446          100.0
                                         ======         ======      ======         ======


THREE MONTHS ENDED
MARCH 31, 1999                          NET SALES                 GROSS PROFIT
----------------------------------- -------------------------- --------------------------
                                         AMOUNT          %          AMOUNT          %
                                    ---------------- --------- ---------------- ---------
                                     (IN THOUSANDS)             (IN THOUSANDS)
IIC Industries Inc.
 (parent company) .................           --          --             --          --
Israel Tractors & Equipment Co.
 (Israel) .........................      $14,703         36.8       $ 3,900         33.1
Balton CP Group (Africa) ..........       13,294         33.3         4,219         35.8
Investor RT Group
 (Hungary) ........................       11,925         29.9         3,673         31.1
                                         -------        -----       -------        -----
                                         $39,922        100.0       $11,792        100.0
                                         =======        =====       =======        =====



                                       INCOME (LOSS) BEFORE
THREE MONTHS ENDED                       INCOME TAXES AND
MARCH 31, 1999                           MINORITY INTERESTS          NET INCOME (LOSS)
----------------------------------- --------------------------- --------------------------
                                         AMOUNT           %          AMOUNT          %
                                    ---------------- ---------- --------------- ----------
                                     (IN THOUSANDS)              (IN THOUSANDS
IIC Industries Inc.
 (parent company) .................      $  (44)         (16.5)     $ (145)        ( 20.1)
Israel Tractors & Equipment Co.
 (Israel) .........................         345          129.7         195           27.0
Balton CP Group (Africa) ..........         324          121.8         165           22.9
Investor RT Group
 (Hungary) ........................        (891)        (335.0)       (936)        (129.8)
                                         ------        -------      ------        -------
                                         $ (266)         100.0      $ (721)         100.0
                                         ======        =======      ======        =======

     Net Sales. Net Sales on a consolidated basis for the three months ended March 31, 2000 decreased by approximately $2.9 million as compared to the comparable period in 1999. The decrease is primarily due to a reduction in demand for the products of Israel Tractor and Balton CP.

     Gross Profit. Gross Profit on a consolidated basis for the three months ended March 31, 2000 decreased by approximately $2.4 million or approximately 20%, to approximately $9.4 million, or approximately 25% of Net Sales, from approximately $11.8 million, or approximately 29.5% of Net Sales, in the corresponding period in 1999. This decrease was mainly attributable to the reduction in Sales and the de-consolidation of certain Investor subsidiaries.

     Operating income. Operating income on a consolidated basis for the three months ended March 31, 2000 decreased by approximately $1.34 million, to an operating loss of $18,000, from approximately $1.33 million, or approximately 3.3% of Net Sales for the corresponding period in 1999. This decrease was principally due to the reduction in Gross Profit.

     Interest income. Interest income decreased for the three months ended March 31, 2000 increased by $142,000, or approximately 49%, to $432,000.

     Interest expense. Interest expense in the three months ended March 31, 2000, increased by $95,000, or approximately 19.5%, to approximately $582,000.

     Income before Income Taxes and Minority Interests. Income before Income Taxes and Minority Interests in the first three months ended March 31, 2000 was approximately $1,287,000, compared to a Loss before Income Taxes and Minority Interest in the first three months of 1999 of approximately $266,000.

     Minority Interests. The value of the Minority Interests for the first three months ended March 31, 2000 decreased by $421,000 as compared to the first three months of 1999.

     Net Income. Net Income for the first three months ended March 31, 2000 was approximately $1,446,000, compared to a Net Loss in the first three months of 1999 of approximately $721,000.

     The table below sets forth for the three months ended March 31, 2000 and 1999, certain information with respect to the results of operations of the Company and its five principal business segments.

                                Three Months Ended March 31, 2000                  Three Months Ended March 31, 1999

                                                     Income (Loss) before                             Income (Loss) before
                                                       Income Taxes and                                 Income Taxes and
                                     Net Sales               Minority             Net Sales            Minority Interest
                                                          Interest

                                 Amount       %         Amount        %      Amount         %          Amount          %
------------------------------- ---------- --------- -------------- ------- ---------- ---- ------- ---------- --- ------- --
                               (In thousands)        (In thousands)       (In thousands)           (In thousands)
Vehicle sales and
distribution (Investor)            $2,991       8.0        $75         5.8     $3,304          8.3           $107       40.2

Processing/storage of               7,991      21.6       (219)      (17.0)     6,783         17.0            280      105.3
Other Industries including            997       2.7      1,617       125.7      1,838          4.6         (1.322)    (497.0)
corporate

Tractors and heavy equipment       13,133      35.4        169        13.1     14,703         36.8            345      129.7
(Israel Tractor)

Agricultural, communications       11,959      32.3       (355)      (27.6)    13,294         33.3            324      121.8
and electrical equipment
(Balton CP)
                                  $37,071     100.0     $1,287       100.0    $39,922        100.0          $(266)    (100.0)
                                  =======     =====     ======       =====    =======        =====          ======    =======

         INVESTOR

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary.

     Vehicle Sales and  Distribution Segment

     o Net Sales for the three months ended March 31, 2000 decreased by approximately $313,000, or approximately 9.5%, as compared to the corresponding period in 1999.

     o There was Income before Minority Interests and Income Taxes for the three months ended March 31, 2000 of $75,000 as compared to income of $107,000 in the corresponding period in 1999.

     The decrease in Net Sales and in Income before Income Taxes and Minority Interests was primarily due to the devaluation of the Hungarian forint.


Processing/Storage of Agricultural Products Segment

o Net Sales for the three months ended March 31, 2000 increased by approximately $1.2 million or 18%, as compared to the corresponding period in 1999. The increase in Net Sales was primarily due to an increase in demand of the Company's products.

     o The Loss before Income Taxes and Minority Interest for three months ended March 31, 2000 , was $219,000 compared to Income before Income Taxes and Minority Interest of $280,000 for the corresponding period in 1999. This decrease in income was primarily due to lower margins.

Other Industries

     o Net Sales for the three months ended March 31, 2000 decreased by approximately $841,000 as compared to the corresponding period in 1999.

     o The Income before Income Taxes and Minority Interest was approximately $1,617,000 for the three months ended March 31, 2000 compared to a loss of approximately $1,322,000 for the three months ended March 31, 1999. The increase in income arose primarily due to gain on sale of equity shares of an oil & gas venture in March 2000, and the reduction of the loss in 2000 from the equity investment in Danubius. The higher loss in 1999 from the Danubius equity investment was due to a non-recurring additional depreciation charge of approximately $1.83 million resulting from the writing off of all assets with a book value of less than $130.

         ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

     o Net Sales for the three months ended March 31, 2000 decreased by $1.6 million,or approximately 11% as compared to the corresponding period in 1999. This decrease was due to a decrease in demand for the Company's products.

     o The Income before Income Taxes and Minority Interest for the three months ended March 31, 2000 was $169,000 as compared to $345,000 for the corresponding period in 1999 as a result of the reduction in Sales.

         BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT
         SEGMENT

     o Net Sales for the three months ended March 31, 2000 decreased by approximately $1.33 million or approximately 10%, as compared to the corresponding period in 1999. This decrease was due to a reduction in demand of the Company's products.

     o Income before Income Taxes and Minority Interests for the three months ended March 31, 2000 decreased by approximately $700,000, as compared to the corresponding period in 1999, as a result of the reduction in Sales.

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



LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 2000. At March 31, 2000, IIC Industries Inc., (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $21.6 million, including cash and cash equivalents of $4.5 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At March 31, 2000, Israel Tractor, Investor and Balton had outstanding short-term indebtedness of approximately $4.5 million, $4.7 million and $5.0 million, respectively.

     At March 31, 2000, Israel Tractor, Investor and Balton had unused lines of short-term credit of $1.7 million, $5.8 million and $11.7 million, respectively.

     During the first three months of 2000, Israel Tractor, Investor, and Balton made capital expenditures of $185,000; $372,000 and $83,000 respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At March 31, 2000, the Company had no significant capital commitments.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 1999 and during the first three months of 2000, and therefore did not significantly affect operations in that country. Furthermore, there was a revaluation of the Israeli shekel against the U.S. Dollar in the first three months of 2000 of 3.6%.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1999 and the three months ended March 31, 2000, the income from the Company's Hungarian, and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which floats against a basket of two currencies (the U.S. dollar and the European Currency Unit) underwent devaluations against the U.S. dollar at the rate of 15% during 1999. Since the beginning of 2000, the Hungarian currency has been further devalued by approximately 15% against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain of the African countries such as Zambia and Uganda operate in hyper-inflationary economies.

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

At March 31, 2000, Israel Tractor had foreign currency forward contracts, with notional values of $3 million, to purchase and sell Israeli shekels. All of the contracts mature in the next six months.

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



Date:  May 19, 2000
                                      IIC INDUSTRIES, INC.



                                      By: /s/ Fortunee F. Cohen
                                          -------------------------------------
                                           Fortunee F. Cohen, Secretary


                                      By: /s/ Michael M. Wreschner
                                         -------------------------
                                           Michael M. Wreschner, Director,
                                           Assistant Secretary and  assisting
                                           on financial matters.