Form 10-Q
period 2000-06-30
IIC INDUSTRIES INC
filed 2000-08-18
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                         Commission file number: 0-27860

                              IIC Industries, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Delaware                                      13-567594
-----------------------------------------        -------------------------------
   (STATE OF OTHER JURISDICTION OF                     (IRS IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                           NUMBER)


  171 Madison Avenue; New York, N.Y.                         10016
-----------------------------------------        -------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 889-7201
--------------------------------------------------------------------------------
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No
                                     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at July 31, 2000.


                              FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
                                                                       Page
            Consolidated Balance Sheets
            at June 30, 2000
            and December 31, 1999                                        3

            Consolidated Statements of Operations and
            Comprehensive Income
            for the Six Months Ended
            June 30, 2000 and June 30, 1999                              5

            Consolidated Statements of Operations and
            Comprehensive Income
            for the Three Months Ended
            June 30, 2000 and June 30, 1999                              6

            Consolidated Statements of Cash Flows
            for the Six Months Ended
            June 30, 2000 and June 30, 1999                              7

            Notes to Consolidated Financial
            Statements                                                   8

                      IIC Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)

                                                JUNE 30,       December 31,
                           ASSETS                 2000            1999
                                               -----------     -----------
CURRENT ASSETS

    Cash and cash equivalents                     $5,975           $9,563
    Accounts receivable, net                      36,188           38,524
    Inventories, net (Note C)                     32,915           32,554
    Other current assets                          11,024            9,688
                                                  ------            -----
         Total current assets                     86,102           90,329

DUE FROM AFFILIATE                                 3,150            3,150

PROPERTY AND EQUIPMENT, NET                       24,729           26,135

INVESTMENTS  (Note E)                             52,172           46,809

OTHER ASSETS                                       4,274            6,741
                                                   -----            -----

                                                $170,427         $173,164
                                                ========         ========



The notes are an integral part of these consolidated financial statements.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)


                                                       JUNE 30,     December 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY          2000           1999
                                                       -----------  ------------
CURRENT LIABILITIES

    Accounts payable                                     $21,020        $21,564
    Bank loans                                            17,463         19,018
    Current maturities of long-term debt                   2,570          3,005
    Accrued expenses and other payables                   11,273         11,597
    Due to related parties                                 1,066          1,947
    Advances from customers                                2,707          2,609
                                                           -----      ---------
         Total current liabilities                        56,099         59,740

LONG-TERM DEBT, less current portion                       1,064          1,197

DUE TO AFFILIATES                                          2,101          2,046

OTHER LIABILITIES AND DEFERRED
    CREDITS                                                6,470          6,434

MINORITY INTERESTS                                        13,864         14,851
                                                          ------       --------

                                                          79,598         84,268

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share;
       Authorized 7,200,000 shares; issued
       6,343,224 shares                                    1,586          1,586
    Additional paid-in capital                            22,941         22,941
    Retained earnings                                    110,904        106,816
    Accumulated other comprehensive loss                 (41,877)       (39,722)
    Less treasury stock - at cost (649,752 shares)        (2,725)        (2,725)
                                                          -------      --------

                                                          90,829         88,896
                                                          ------       --------

                                                        $170,427       $173,164
                                                        ========       ========


The notes are an integral part of these consolidated financial statements.

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)


                                                      SIX  MONTHS ENDED JUNE 30,
                                                          2000         1999
                                                          ----         ----
Net sales                                               $83,955       $91,030
Cost of sales                                            64,340        66,188
                                                         ------        ------
         Gross profit                                    19,615        24,842

Selling, general and administrative expenses             19,473        21,712
                                                         ------        ------
         Operating income                                   142         3,130
                                                            ---         -----
Other income (expenses)
    Interest income                                         579           565
    Equity in earnings of affiliates                      1,711         1,343
    Foreign currency loss (Note B)                       (1,434)       (1,370)
    Gain on sale of noncurrent assets, net (Note F)       2,181           314
    Interest expense                                     (1,028)         (816)
    Other, net                                            1,946           720
                                                          -----           ---
         Income before income taxes and
             Minority interest                            4,097         3,886

Income taxes                                               (263)         (609)
                                                          -----         -----
         Income before minority interest                  3,834         3,277

Minority Interests                                          254          (953)
                                                            ---         -----
         NET INCOME                                      $4,088        $2,324

Other comprehensive loss:
           Foreign currency translation adjustments      (2,155)       (3,050)
                                                         ------         -----
           COMPREHENSIVE INCOME (LOSS)                   $1,933         $(726)
                                                         ======         =====

Basic net income per common share                         $0.72         $0.41
                                                          =====         =====
Basic average number of common shares outstanding     5,693,472     5,693,472
                                                      =========     =========



The notes are an integral part of these consolidated financial statements.

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)

                                                    THREE  MONTHS ENDED JUNE 30,
                                                         2000          1999
                                                         ----          ----
Net sales                                              $46,884        $51,108
Cost of sales                                           36,686         38,058
                                                        ------         ------

         Gross profit                                   10,198         13,050

Selling, general and administrative expenses            10,038         11,254
                                                        ------         ------

         Operating income                                  160          1,796
                                                           ---          -----
Other income (expenses)
    Interest income                                        147            275
    Equity in earnings of affiliates                     2,374          2,053
    Foreign currency loss (Note B)                        (654)          (488)
    Gain on sale of noncurrent assets, net                 105            243
    Interest expense                                      (446)          (329)
    Other, net                                           1,124            602
                                                         -----            ---
         Income before income taxes and
             Minority interest                           2,810          4,152

Income taxes                                              (266)          (419)
                                                         -----          -----
         Income before minority interest                 2,544          3,733

Minority Interests                                          98           (688)
                                                            --          -----
         NET INCOME                                     $2,642         $3,045

Other comprehensive loss:
         Foreign currency translation adjustments         (308)          (931)
         COMPREHENSIVE INCOME                           $2,334         $2,114
                                                        ======         ======
Basic net income  per common share                       $0.46          $0.53
                                                         -----          -----
Basic average number of common shares outstanding    5,693,472      5,693,472
                                                     =========      =========



The notes are an integral part of these consolidated financial statements.

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                          (dollar amounts in thousands)


                                                                                SIX MONTHS ENDED  JUNE 30,
                                                                               2000                   1999
                                                                              ------                 ------
Net cash provided by operating activities                                     $2,083                 $2,220
Cash flows from investing activities
    Purchase of property and equipment                                          (820)                (1,807)
    Purchase of investments                                                   (4,654)                  (879)
    Proceeds on disposal of property and equipment                               648                  2,152
    Loans made                                                                (1,651)
    Proceeds on disposal of investments                                        2,240                     40
                                                                               -----
    Restricted cash                                                                                     325
                                                                                                        ---
         Net cash (used in) investing activities                              (4,237)                  (169)
                                                                              -------                  -----
Cash flows from financing activities
    Payments to acquire subsidiary shares, net of cash acquired                                        (134)
    Issuance of long-term debt                                                                          290
    Principal payments of long term debt                                         (63)                  (290)
    Net (payments) receipts of short-term bank loans                          (1,260)                 1,266
                                                                              -------                 -----
         Net cash (used in) provided by financing activities                  (1,323)                1,132
Effect of exchange rate on cash                                                 (111)                  (217)
                                                                                -----                  -----
         Net (decrease) increase in cash and cash equivalents
           during the period                                                  (3,588)                 2,966

Cash and cash equivalents at beginning of period                               9,563                10,957
                                                                              ------                ------
Cash and cash equivalents at end of period                                    $5,975                $13,923
                                                                              ======                =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                               $1,187                   $821
       Income taxes                                                              354                  1,078



The notes are an integral part of these consolidated financial statements.

                      IIC Industries, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended June 30, 2000 and June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     The accompanying unaudited Consolidated Financial Statements include the accounts of IIC Industries and its majority-owned subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE B - FOREIGN CURRENCY TRANSLATION

     Investor Rt ("Investor"), a majority-owned subsidiary, uses the local currency, the Hungarian forint, as its functional currency and translates all assets and liabilities at period-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders' equity.

     The Israel Tractors and Equipment Company Limited ("Israel Tractor") and , Balton C.P. Limited ("Balton"), a wholly-owned and a majority-owned subsidiary, respectively, use the US dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor and Balton is conducted, or to which it is linked. These subsidiaries translate monetary assets and liabilities at period-end exchange rates and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Adjustments resulting from the translation of these entities are included in results of operations.

     Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)

NOTE C - INVENTORIES, NET

     Inventories, net are as follows:

                                           JUNE 30,       December 31,
                                             2000            1999
                                           -------           -----

        Raw materials                       $2,519         $  4,950
        Work-in-progress                       640              517
        Finished goods                      29,756           27,087
                                            ------           ------

                                           $32,915          $32,554
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

NOTE E - INVESTMENTS

     At June 30, 2000, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 41% at a cumulative cost of approximately $47 million. Danubius owns a number of hotels in Hungary and the Czech Republic, which specialize in spa facilities. The Company's share of Danubius' net assets and was $49,152 in June 2000 and $40,941 in June 1999. The Company's share of net assets of the remaining investments are $3,020 in June 2000, and $5,868 in June 1999.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)

NOTE E (CONTINUED)

     The Company accounted for these investments under the equity method. Under this method, the investments are carried at cost plus the Company's share of earnings or losses less distributions.

     The following is unaudited summarized financial information of Danubius (in thousands), presented in accordance with International Accounting Standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States, as they relate to Danubius:

                                              JUNE 30, 2000       June 30, 1999
                                              -------------       -------------


    Current assets                                  $24,913             $32,437
    Noncurrent assets                               154,011            132,834
    Current liabilities                              22,317              18,057
    Noncurrent liabilities                           42,399              31,449
    Stockholders' equity                            114,208             115,765


                                          SIX MONTHS ENDED    Six Months ended
                                              JUNE 30, 2000      June 30, 1999
                                              -------------      -------------


    Sales                                           $47,404             $48,554
    Operating income                                  5,865               5,063
    Net income                                        5,515               4,262
    Company's share of equity in earnings             1,950               1,543

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)

NOTE F- GAIN ON SALE OF INVESTMENTS

         During March 2000, the Company sold an equity interest in an Israeli oil & gas exploration venture, which resulted in a gain of approximately $2.1 million.

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

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For companies such as IIC Industries, Inc., with fiscal years that begin between December 16, 1999 and March 15, 2000, portions of SAB 101 become effective for the fourth quarter of 2000. The company believes that adopting these portions of SAB 101 will not have a material effect on the company's financial position or overall trends in results of operations.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is presently operated as a holding company with subsidiaries in three principal operating geographic areas: (1) Investor Rt., a Hungarian holding company ("Investor" or "Investor Group"), which through its subsidiaries, engages in a variety of commercial activities in Hungary; (2) The Israel Tractors and Equipment Company Limited ("Israel Tractor"), an Israeli corporation, which distributes tractors and related heavy machinery in Israel and (3) Balton C.P. Limited, an English holding company with African subsidiaries ("Balton CP") engaged in trading activities in several African countries.

     The Company has three primary areas of operation with respect to its subsidiaries:
     (a)      Investor and its subsidiaries in Hungary
     (b)      Israel Tractor in Israel
     (c) Balton CP and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Kenya, Uganda and the Cote D'Ivoire.

     The Company has five principal business segments:
     (a)      vehicle sales and service
     (b)      processing/storage of agricultural products
     (c)      the distribution of tractors and other heavy equipment
     (d)      the sale of agricultural, communications and electrical equipment
     (e) other industries including, retail and wholesale consumer products and corporate.

RESULTS OF OPERATIONS

              The table below sets forth for fiscal quarters ended June 30, 2000 and 1999 certain information with respect to the results of operations of the Company and its principal subsidiaries.



Six Months Ended                       Net Sales            Gross Profit         Income (loss) before          Net Income (Loss)
June 30, 2000                          ---------            ------------           Income Taxes and            -----------------
-------------                                                                     Minority Interests
                                                                                  ------------------
                                  Amount         %       Amount         %           Amount           %           Amount         %
                                  ------         -       ------         -           ------           -           ------         -
                                (In thousands)         (In thousands)            (In thousands)              (In thousands)

IIC Industries Inc.                    --       --         --           --         $2,142          52.3           $2,101       51.4
(parent company)

Israel Tractors &                 $31,496     37.5     $7,459         38.0          1,135          27.7            1,000       24.5
Equipment Co. (Israel)

Balton CP Group (Africa)           27,317     32.5      8,131         41.5           (236)         (5.8)            (109)      (2.7)
Investor RT Group (Hungary)        25,142     30.0      4,025         20.5          1,056          25.8            1,096       26.8
                                  -------    -----    -------        -----         ------         -----           ------      -----
                                  $83,955    100.0    $19,615        100.0         $4,097         100.0           $4,088      100.0
                                  =======    =====    =======        =====         ======         =====           ======      =====

Six Months Ended                      Net Sales             Gross Profit         Income (loss)before           Net Income (Loss)
----------------                      ---------             ------------          Income Taxes and             ------------------
June 30, 1999                                                                     Minority Interests
-------------                                                                     ------------------
                                  Amount         %         Amount         %         Amount           %           Amount         %
                                  ------        --         ------        --         ------          --           ------        --
                                (In thousands)           (In thousands)          (In thousands)              (In thousands)

IIC Industries Inc.                      --           --          --          --          $(6)      (0.1)          $27          1.2
(parent company)

Israel Tractors &                   $25,999         28.6      $7,314        29.4          721       18.5           481         20.7
Equipment Co. (Israel)

Balton CP Group (Africa)             36,289         39.9      10,327        41.6        1,749       45.0           744         32.0
Investor RT Group (Hungary)          28,742         31.5       7,201        29.0        1,422       36.6         1,072         46.1
                                    -------        -----     -------       -----       ------      -----        ------        -----
                                    $91,030        100.0     $24,842       100.0       $3,886      100.0        $2,324        100.0
                                    =======        =====     =======       =====       ======      =====        ======        =====

CONSOLIDATED RESULTS OF OPERATIONS

     Net Sales. Net Sales on a consolidated basis for the first half year ended June 30, 2000 decreased by approximately $7 million as compared to the comparable period in 1999 The decrease is primarily due to a reduction in demand for the products of Balton CP.

     Gross Profit. Gross Profit on a consolidated basis for the first half year ended June 30, 2000 decreased by approximately $5.2 million or approximately 21%, to approximately $19.6 million, or approximately 23% of Net Sales, from approximately $24.9 million, or approximately 27% of Net Sales, in the corresponding period in 1999. This decrease was mainly attributable to the reduction in Sales and the related Cost of Sales in those subsidiaries that historically have had higher gross margins. In addition, the decrease was also due to the partial sale of certain Investor subsidiaries, which are now accounted for under the equity method.

     Operating income. Operating income on a consolidated basis for the first half year of 2000 decreased by approximately $3 million, to $142,000, or approximately 0.2% of net sales, from approximately $3.1 million, or approximately 3.4% of Net Sales for the corresponding period in 1999. This decrease was principally due to the reduction in Gross Profit, partially offset by the reduction of operating expenses in the Investor group.

     Interest income. Interest income increased for the first half year of 2000 by $14,000, or approximately 2.5%, to $579,000.

     Interest expense. Interest expense in the first half year of 2000 increased by $212,000, or approximately 26%, to approximately $1,028,000 due to increased borrowings.

     Income before Income Taxes and Minority Interests. Income before Income Taxes and Minority Interests in the first half year of 2000 was approximately $4,097,000, compared to Income before Income Taxes and Minority Interest in the first fiscal half of 1999 of approximately $3,886,000. The increase in Income was primarily due to higher rental income in the Investor group, and the gain on sale of equity shares of an oil and gas venture. The increase was partially offset by the reduction in operating income from 1999 to 2000.

     Net Income. Net Income for the first fiscal half of 2000 was approximately $4,088,000, compared to Net Income in the first fiscal half of 1999 of approximately $2,324,000.

The table below sets forth for the six months ended June 30, 2000 and 1999 certain information with respect to the results of operations of the Company and its five principal business segments.

                                  Six Months Ended June 30, 2000                     Six Months Ended June 30, 1999

                                                     Income (Loss) before                             Income (Loss) before
                                                       Income Taxes and                                 Income Taxes and
                                   Net Sales         Minority Interest          Net Sales             Minority Interest
                                  -----------        --------------------      -----------            --------------------
                                 Amount       %         Amount        %        Amount         %          Amount          %
                             (In thousands)         (In thousands)         (In thousands)            (In thousands)
-----------------------------------------------------------------------------------------------------------------------------
Vehicle sales and distribution     $6,332     7.5        $160        3.9       $6,926          7.6         $211          5.4
(Investor)

Processing/storage of              16,683    19.9        (160)     (3.9)       14,762         16.1          359          9.2
agricultural
products (Investor)

Other Industries, including         2,127     2.5       3,198       78.1        7,054          7.8          846         21.9
corporate

Tractors and heavy equipment       31,496    37.6       1,135       27.7       25,999         28.6          721         18.5
(Israel Tractor)

Agricultural, communications       27,317    32.5        (236)     (5.8)       36,289         39.9        1,749         45.0
and electrical equipment          -------   -----      ------      -----      -------        -----       ------        -----
(Balton CP)
                                  $83,955   100.0      $4,097      100.0      $91,030        100.0       $3,886        100.0
                                  =======   =====      ======      =====      =======        =====       ======        =====

         INVESTOR

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary.

Vehicle Sales and Service Segment

     o Net Sales for the six months ended June 30, 2000 decreased by approximately $594,000, or approximately 9%, as compared to the corresponding period in 1999.

     o There was Income before Minority Interests and Income Taxes for the six months ended June 30, 2000 of $160,000 as compared to $211,000 in the corresponding period in 1999.

     The decrease in Net Sales and in Income before Income Taxes and Minority Interests was primarily due to the devaluation of the Hungarian forint and competitive market conditions.

Processing/Storage of Agricultural Products Segment

     o Net Sales for the six months ended June 30, 2000 increased by approximately $1.9 million or 13%, as compared to the corresponding period in 1999. The increase in Net Sales was primarily due to an increase in demand of the Company's products.

     o The Loss before Income Taxes and Minority Interest for the six months ended June 30, 2000 was $160,000 compared to Income before Income Taxes and Minority Interest of $359,000 for the corresponding period in 1999. This decrease in income was primarily due to lower margins.

Other Industries

     o Net Sales for the first half ended June 30, 2000 decreased by approximately $4.9 million as compared to the corresponding period in 1999.

     o The Income before Income Taxes and Minority Interest was approximately $3,198,000 for the six months ended June 30, 2000, compared to income of approximately $846,000 for the six months ended June 30, 1999. The increase in income arose primarily due to gain on sale of equity shares of an oil & gas venture in March 2000, and the increase in earnings in 2000 from the equity investment in Danubius.

         ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

     o Net Sales for the six months ended June 30, 2000 increased by $5.5 million, or approximately 21% as compared to the corresponding period in 1999. This increase was due to an increase in demand for the Company's products.

     o The Income before Income Taxes and Minority Interest for the six months ended June 30, 2000 was $1,135,000 as compared to $721,000 for the corresponding period in 1999 as a result of increase in demand for the Company's products.

         BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT
         SEGMENT

     o Net Sales for the six months ended June 30, 2000 decreased by approximately $9 million or approximately 25%, as compared to the corresponding period in 1999. This was due to decreased demand for the Company's products due to unstable market conditions.

     o Loss before Income Taxes and Minority Interests for the six months ended June 30, 000 was approximately $236,000, as compared to Income before Income Taxes and Minority Interests for the six months ended June 30, 1999 of approximately $1.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 2000. At June 30, 2000, IIC Industries Inc., (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $19.1 million, including cash and cash equivalents of $2.2 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 12.5%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At June 30, 2000, Israel Tractor, Investor and Balton had outstanding short-term indebtedness of approximately $7.8 million, $2.9 million and $6.8 million, respectively.

     At June 30, 2000, Israel Tractor, Investor and Balton had unused lines of short-term credit of $1.2 million, $7 million and $14.6 million, respectively.

     During the first half of 2000, Israel Tractor, and Investor made capital expenditures of $226,000 and $593,000, respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds.

At June 30, 2000, the Company had no significant capital commitments.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was low in 1999 and during the first six months of 2000, and therefore did not significantly affect operations in that country. Furthermore, there was a revaluation of the Israeli shekel against the U.S. Dollar in the first six months of 2000 of 2%.

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

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements
(SAB 101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For companies such as IIC Industries, Inc., with fiscal years that begin between December 16, 1999 and March 15, 2000, portions of SAB 101 become effective for the fourth quarter of 2000. The company believes that adopting these portions of SAB 101 will not have a material effect on the company's financial position or overall trends in results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1999 and the first six months ended June 30, 2000, the income from the Company's Hungarian, and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which floats against the European Currency Unit, underwent devaluations against the U.S. dollar at the rate of 15% during 1999. For the first half of 2000, the Hungarian currency has been further devalued by approximately 11% against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain of the African countries such as Zambia and Uganda operate in hyper-inflationary economies.

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

At June 30, 2000, Israel Tractor had foreign currency forward contracts, with notional values of $4 million, to purchase and sell Israeli shekels. All of the contracts mature in the next six months.

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

Date:  August 15, 2000

                                   IIC INDUSTRIES, INC.

                                   By: /s/ Fortunee F. Cohen
                                       ----------------------------------
                                           Fortunee F. Cohen, Secretary

                                   By: /s/ Michael M. Wreschner
                                       ----------------------------------
                                       Michael M. Wreschner, Director,
                                       Principal Financial Officer and
                                       Chief Accounting Officer

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  ________________, 2000

                                       IIC INDUSTRIES, INC.

                                       By:
                                          -------------------------------------
                                          Fortunee F. Cohen, Secretary

                                       By:
                                          -------------------------------------
                                          Michael M. Wreschner, Director,
                                          Principal Financial Officer and
                                          Chief Accounting Officer