Form 10-Q
period 2000-09-30
IIC INDUSTRIES INC
filed 2000-11-21
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                              Commission file number: 0-27860

                              IIC Industries, Inc.

--------------------------------------------------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

--------------------------------------------------------------------------------
                   Delaware                               13-567594

--------------------------------------------------------------------------------
        (STATE OF OTHER JURISDICTION OF              (IRS IDENTIFICATION
         INCORPORATION OR ORGANIZATION)                     NUMBER)

--------------------------------------------------------------------------------

    171 Madison Avenue; New York, N.Y.                      10016
--------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (Zip Code)

--------------------------------------------------------------------------------


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 889-7201

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at October 31, 2000.

FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS


                                                                                         Page
              Consolidated Balance Sheets                                                ----
              at September 30, 2000
              and December 31, 1999                                                        3

              Consolidated Statements of Income and Comprehensive Income
              for the Nine Months Ended
              September 30, 2000 and September 30, 1999                                    5

              Consolidated Statements of Income and Comprehensive Income
              for the Three Months Ended
              September 30, 2000 and September 30, 1999                                    6

              Consolidated Statements of Cash Flows
              for the Nine Months Ended
              September 30, 2000 and September 30, 1999                                    7

              Notes to Consolidated Financial
              Statements                                                                   8


                      IIC Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                            SEPTEMBER 30,                December 31,
                                     ASSETS                     2000                         1999
                                                            -------------               -------------


CURRENT ASSETS
    Cash and cash equivalents                                    $6,529                     $9,563
    Accounts receivable, net                                     45,159                     38,524
    Inventories, net (Note C)                                    33,635                     32,554
    Other current assets                                         10,535                      9,688
                                                                 ------                     ------

         Total current assets                                    95,858                     90,329

DUE FROM AFFILIATE                                                3,150                      3,150

PROPERTY AND EQUIPMENT, NET                                      23,731                     26,135

INVESTMENTS  (Note E)                                            52,819                     46,809

OTHER ASSETS                                                      4,410                      6,741
                                                                 ------                     ------

                                                               $179,968                   $173,164
                                                               ========                   ========




The notes are an integral part of these consolidated financial statements

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)


                                                                                    SEPTEMBER 30,           December 31,
                                                                                       2000                     1999
                      LIABILITIES AND STOCKHOLDERS' EQUITY                          -------------           ------------

CURRENT LIABILITIES
    Accounts payable                                                                  $ 25,307                 $ 21,564
    Bank loans                                                                          18,462                   19,018
    Current maturities of long-term debt                                                   566                    3,005
    Accrued expenses and other payables                                                  9,792                   11,597
    Due to related parties                                                               4,122                    1,947
    Advances from customers                                                              4,766                    2,609
                                                                                        ------                   ------

         Total current liabilities                                                      63,015                   59,740

LONG-TERM DEBT, less current portion                                                     3,020                    1,197

DUE TO AFFILIATES                                                                        2,204                    2,046

OTHER LIABILITIES AND DEFERRED
    CREDITS                                                                              5,987                    6,434

MINORITY INTERESTS                                                                      13,455                   14,851
                                                                                        ------                   ------
                                                                                        87,681                   84,268

CONTINGENCIES (Note D)


STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share;
      Authorized 7,200,000 shares; issued
      6,343,224 shares                                                                   1,586                    1,586
    Additional paid-in capital                                                          22,941                   22,941
    Retained earnings                                                                  114,800                  106,816
    Accumulated other comprehensive loss                                               (44,315)                 (39,722)
    Less treasury stock - at cost (649,752 shares)                                      (2,725)                  (2,725)
                                                                                       -------                  --------
                                                                                        92,287                   88,896
                                                                                       -------                  --------
                                                                                     $ 179,968                 $173,164
                                                                                       ========                 =======



The notes are an integral part of these consolidated financial statements.

                      IIC Industries, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                   (UNAUDITED)

                (dollar amounts in thousands, except share data)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                         2000                    1999
                                                                                         ----                    ----
Net sales                                                                              $132,837                 $131,952
Cost of sales                                                                           101,818                   95,973
                                                                                        -------                  -------

         Gross profit                                                                    31,019                   35,979

Selling, general and administrative expenses                                             29,781                   32,888
                                                                                        -------                  -------

         Operating income                                                                 1,238                    3,091
                                                                                        -------                  -------

Other income (expenses)
    Interest income                                                                         962                      988
    Equity in earnings of affiliates                                                      4,522                    4,313
    Foreign currency loss (Note B)                                                       (2,302)                  (2,642)
    Gain (loss) on sale of noncurrent assets, net (Note F)                                2,557                      (45)
    Interest expense                                                                     (1,768)                  (1,195)
    Rental income                                                                         1,766                    2,086
    Other, net                                                                            1,369                   (1,206)
                                                                                        -------                  --------

         Income before income taxes and
            Minority interest                                                             8,344                    5,390



Income taxes                                                                               (317)                    (965)
                                                                                        -------                 --------

         Income before minority interest                                                  8,027                    4,425

Minority Interests                                                                          (43)                    (195)
                                                                                        --------                --------

         NET INCOME                                                                      $7,984                   $4,230

Other comprehensive loss:
          Foreign currency translation adjustments                                       (4,593)                  (3,979)
                                                                                        --------                --------
          COMPREHENSIVE INCOME                                                           $3,391                     $251
                                                                                        ========                ========

Basic net income per common share                                                         $1.40                    $0.74
                                                                                          =====                    =====

Average number of common shares outstanding                                           5,693,472                5,693,472
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

                      IIC Industries, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)


                                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                                           --------------------------------
                                                                                                2000                 1999
                                                                                                ----                 ----


Net sales                                                                                     $48,882              $40,922
Cost of sales                                                                                  37,478               29,785
                                                                                               ------               ------

         Gross profit                                                                          11,404               11,137

Selling, general and administrative expenses                                                   10,308               11,176
                                                                                               ------               ------

         Operating income (loss)                                                                1,096                  (39)
                                                                                               ------               ------

Other income (expenses)
    Interest income                                                                               383                  423
    Equity in earnings of affiliates                                                            2,811                2,970
    Foreign currency loss (Note B)                                                               (868)              (1,272)
    Gain (loss) on sale of noncurrent assets, net                                                 376                 (359)
    Interest expense                                                                             (740)                (379)
    Rental income                                                                                 524                  680
    Other, net                                                                                    665                 (520)
                                                                                               ------               ------

         Income before income taxes and
             Minority interest                                                                  4,247                1,504

Income taxes                                                                                      (54)                (356)
                                                                                               -----                ------

         Income before minority interest                                                        4,193                1,148


Minority Interests                                                                               (297)                 758
                                                                                               ------               ------

         NET INCOME                                                                            $3,896               $1,906

Other comprehensive loss:
           Foreign currency translation adjustments                                            (2,438)                (929)
                                                                                               ------               ------
           COMPREHENSIVE INCOME                                                                $1,458                 $977
                                                                                               ======               ======

Basic net income  per common share                                                              $0.68                $0.33
                                                                                                -----                -----

Average number of common shares outstanding                                                 5,693,472            5,693,472
                                                                                            =========            =========



The notes are an integral part of these consolidated financial statements.

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (dollar amounts in thousands)


                                                                                             NINE MONTHS ENDED SEPTEMBER30,
                                                                                            -------------------------------


                                                                                                 2000              1999
                                                                                                 ----              ----

Net cash provided by (used in) operating activities                                           $ 2,184              $(1,839)
                                                                                               ------               ------

Cash flows from investing activities
    Purchase of property and equipment                                                         (1,576)              (2,006)
    Purchase of investments                                                                    (5,558)              (1,973
    Proceeds on disposal of property and equipment                                                829                  655
    Advances from (to) affiliates                                                                 158                 (379)
    Proceeds on disposal of investments                                                         2,242                1,261
                                                                                               ------
    Restricted cash                                                                                                    367
                                                                                                                    ------

         Net cash (used in) investing activities                                               (3,905)              (2,075)
                                                                                               ------               ------

Cash flows from financing activities
    Acquisition of treasury shares by subsidiary                                                                    (1,140)
    Issuance of long-term debt                                                                  2,104                  563
    Principal payments of long term debt                                                       (2,679)                (331)
    Net (payments) receipts of short-term bank loans                                             (561)               4,527
                                                                                               ------               ------
         Net cash (used by) provided by financing activities                                   (1,136)               3,619

Effect of exchange rate on cash                                                                  (177)                (138)
                                                                                               ------               ------

         Net (decrease) increase in cash and cash equivalents
          during the period                                                                    (3,034)                (433)

Cash and cash equivalents at beginning of period                                                9,563               10,957
                                                                                               ------               ------

Cash and cash equivalents at end of period                                                     $6,529              $10,524
                                                                                               ======               ======

Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                                                $1,466               $1,051

       Income taxes                                                                               456                1,121




The notes are an integral part of these consolidated financial statements.

                      IIC Industries, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the periods ended September 30, 2000 and September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)


NOTE C - INVENTORIES, NET

     Inventories, net are as follows:


                                SEPTEMBER 30,                  December 31,
                                   2000                            1999
                                 -------                          -----

     Raw materials              $ 4,577                       $ 4,950
     Work-in-progress               757                           517
     Finished goods              28,301                        27,087
                                 ------                        ------

                                $33,635                       $32,554
                                 ======                        ======


NOTE D - CONTINGENCIES

     The Company has given a guarantee to the bankers of Balton amounting to $2.1 million. The guarantee is in respect of various outstanding letters of credit given by the bankers of certain of Balton's creditors. The Company has also agreed to indemnify a co-guarantor for any losses accumulating to $735,000.

     Balton has given guarantees to third parties in the amount $1.6 million.

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $1.8 million.

NOTE E - INVESTMENTS

     At September 30, 2000 and September 30, 1999, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 41% and 37% at a cumulative cost of approximately $44 million and $37 million, respectively. Danubius owns a number of hotels in Hungary and the Czech Republic, which specialize in spa facilities. The Company's share of Danubius' net assets and was $50.5 million in September 2000 and $47.3 million in September 1999.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)


NOTE E (CONTINUED)

     The Company accounted for these investments under the equity method. Under this method, the investments are carried at cost plus the Company's share of earnings or losses less distributions.

     The following is unaudited summarized financial information of Danubius (in thousands), presented in accordance with International Accounting Standards. There were no significant differences between international accounting standards and generally accepted accounting principles in the United States, as they relate to Danubius:


                                  SEPTEMBER 30, 2000             September 30, 1999
                                  ------------------             ------------------

         Current assets                $24,977                        $41,411
         Noncurrent assets             144,378                        134,426
         Current liabilities            20,076                         16,193
         Noncurrent liabilities         43,562                         31,855
         Stockholders' equity          105,717                        127,789



                                   NINE MONTHS ENDED              Nine Months ended
                                   SEPTEMBER 30, 2000            September 30, 1999
                                   ------------------            ------------------


         Sales                         $82,316                        $81,489
         Operating income               16,578                         15,362
         Net income                     12,200                         13,297



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

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For companies such as IIC Industries, Inc., with fiscal years that begin between December 16, 1999 and March 15, 2000, portions of SAB 101 become effective for the fourth quarter of 2000. The company believes that adopting these portions of SAB 101 will not have a material effect on the company's financial position or overall trends in results of operations.

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

RESULTS OF OPERATIONS

     The table below sets forth for the nine months ended September 30, 2000 and 1999 certain information with respect to the results of operations of the Company and its principal subsidiaries.


                                                                                      Income (Loss) Before
                                                                                       Income Taxes and
Nine Months Ended                     Net Sales                  Gross Profit          Minority Interests        Net Income (Loss)
-----------------               -------------------            ------------------      --------------------      ------------------
September 30, 2000               Amount           %            Amount           %        Amount        %         Amount         %
------------------               ------           -            ------           -        ------        -         ------         -
                             (In thousands)                     (In thousands)            (In thousands)           (In thousands)


IIC Industries Inc.                     --         --                 --        --      $1,316       15.8       $1,263         15.8
(parent company)

Israel Tractors &                  $47,244       35.6             11,453      36.9       1,864       22.3        1,749         21.9
Equipment Co. (Israel)

Balton CP Group (Africa)            46,630       35.1             13,230      42.7         408        4.9          206          2.6

Investor RT Group (Hungary)         38,963       29.3              6,336      20.4       4,756       57.0        4,766         59.7
                                    ------       ----             ------      ----       -----       ----        -----         ----

                                  $132,837      100.0            $31,019     100.0      $8,344      100.0       $7,984        100.0
                                  ========      =====             ======      ====      ======      =====        =====        =====



                                                                                      Income (Loss) Before
                                                                                       Income Taxes and
Nine Months Ended                   Net Sales                  Gross Profit            Minority Interests        Net Income (Loss)
------------------              -------------------           -------------------    ------------------------    ------------------
September 30, 1999              Amount           %            Amount           %        Amount        %         Amount         %
------------------              ------           -            ------           -        ------        -         ------         -
                             (In thousands)                 (In thousands)                (In thousands)            (In thousands)


IIC Industries Inc.                     --         --                 --        --       $(411)      (7.6)       $(465)       (11.0)
(parent company)

Israel Tractors &                  $39,325       29.8            $11,256      31.3       1,707       31.7          922         21.8
Equipment Co. (Israel)

Balton CP Group (Africa)            50,237       38.1             14,445      40.1         644       11.9          328          7.8

Investor RT Group (Hungary)         42,390       32.1             10,278      28.6       3,450       64.0        3,445         81.4
                                    ------       ----             ------      ----       -----       ----        -----         ----

                                  $131,952      100.0            $35,979     100.0      $5,390      100.0       $4,230        100.0
                                  ========      =====             ======     =====      ======      =====        =====        =====

CONSOLIDATED RESULTS OF OPERATIONS

     Net Sales. Net Sales on a consolidated basis for the nine months ended September 30, 2000 increased by approximately $900,000 as compared to the comparable period in 1999. The increase is principally due to an increase in demand for the products of Israel Tractor, which is partially offset by a reduction in demand at Balton CP, the deconsolidation of certain subsidiaries in Investor and the devaluation of the Hungarian forint.

     Gross Profit. Gross Profits on a consolidated basis for the nine months ended September 30, 2000 decreased by approximately $5 million or approximately 13.8%, to approximately $31 million, or approximately 23% of Net Sales, from approximately $36 million, or approximately 27% of Net Sales, in the corresponding period in 1999. The decrease was mainly attributable to the deconsolidation of certain Investor subsidiaries and the devaluation of the Hungarian forint.

     Operating income. Operating income on a consolidated basis for the nine months ended September 30, 2000 decreased by approximately $1.85 million, to $1.24 million, or approximately 0.9 % of net sales, from approximately $3.1 million, or approximately 2.3% of Net Sales for the corresponding period in 1999. This decrease was principally due to the reduction in Gross Profit, partially offset by the reduction of operating expenses in the Investor group.

     Interest income. Interest income decreased for the nine months ended September 30, 2000 by $26,000.

     Interest expense. Interest expense in the first nine months ended September 30, 2000 increased by $573,000 , or approximately 48 %, to approximately $1.77 million due to the increase in borrowings.

     Income before Income Taxes and Minority Interests. Income before Income Taxes and Minority Interests in the first nine months ended September 30, 2000 was approximately $8.34 million, compared to Income before Income Taxes and Minority Interest in the first nine months of 1999 of approximately $5.39 million. The increase in Income was primarily due to the gain on sale of equity shares of an oil and gas venture. The increase was partially offset by the reduction in operating income from 1999 to 2000.

     The table below sets forth for the nine months ended September 30, 2000 and 1999 certain information with respect to the results of operations of the Company and its five principal business segments.


                                      Nine Months Ended September 30, 2000          Nine Months Ended September 30, 1999

                                                         Income (Loss) before                         Income (Loss) before
                                                           Income Taxes and                             Income Taxes and
                                      Net Sales            Minority Interest        Net Sales          Minority Interest
                                     ----------           -------------------       ---------         --------------------

                                    Amount       %       Amount       %         Amount        %        Amount          %

                                    (In thousands)            (In thousands)      (In thousands)         (In thousands)


Vehicle sales and distribution       $9,149      6.9        $211      2.5      $10,513        8.0       $284           5.3
(Investor)
Processing/storage of agricultural   26,724     20.1         297      3.6       22,969       17.4        178           3.3
products (Investor)

Other Industries                      3,090      2.3       5,564     66.7        8,908        6.7      2,577          47.8


Tractors and heavy equipment         47,244     35.6       1,864     22.3       39,325       29.8      1,707          31.7
(Israel Tractor)
Agricultural, communications and
electrical equipment (Balton CP)     46,630     35.1         408      4.9       50,237       38.1        644          11.9
                                   --------    -----      -------    -----    --------      -----     -------        -----

                                   $132,837    100.0      $8,344    100.0     $131,952      100.0     $5,390         100.0
                                   ========    =====      =======   ======    =========     ======    =======        ======




         INVESTOR
         --------
     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary.

     Vehicle Sales and  Distribution Segment

     o Net Sales for the nine months ended September 30, 2000 decreased by approximately $1,364,000, or approximately 13%, as compared to the corresponding period in 1999.

     o There was Income before Minority Interests and Income Taxes for the nine months ended September 30, 2000 of $211,000 as compared to $284,000 in the corresponding period in 1999.The decrease in Net Sales and in Income before Income Taxes and Minority Interests was primarily due to the devaluation of the Hungarian forint and competitive market conditions.

Processing/Storage of Agricultural Products Segment

     o Net Sales for the nine months ended September 30, 2000 increased by approximately $3.75 million or 16%, as compared to the corresponding period in 1999. The increase in Net Sales was primarily due to an increase in demand for the Company's products.

     o The Income before Income Taxes and Minority Interest for the nine months ended September 30, 2000 was $297,000 compared to Income before Income Taxes and Minority Interest of $178,000 for the corresponding period in 1999. This increase in income was primarily due to the rationalization of the agricultural commodity trading business.


Other Industries

     o Net Sales for the nine months ended September 30, 2000 decreased by approximately $5.8 million as compared to the corresponding period in 1999. This was due to the deconsolidation of certain subsidiaries.

     o The Income before Income Taxes and Minority Interest was approximately $5.56 million for the nine months ended September 30, 2000 compared to income of approximately $2.58 million for the nine months ended September 30, 1999. The increase in income arose primarily due to gain on sale of equity shares of an oil & gas venture in March 2000.

        ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

     o Net Sales for the nine months ended September 30, 2000 increased by $7.9 million,or approximately 20% as compared to the corresponding period in 1999. This increase was due to an increase in demand for the Company's products.

     o The Income before Income Taxes and Minority Interest for the nine months ended September 30, 2000 was $1.86 million as compared to $1.71 million for the corresponding period in 1999 as a result of the equity in earnings of Danubius partially offset by an increase in operational costs.

        BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT SEGMENT

     o Net Sales for the nine months ended September 30, 2000 decreased by approximately $3.6 million or approximately 7.2 %, as compared to the corresponding period in 1999. This was due to decreased demand for the Company's products as a result of unstable market conditions.

     o Income before Income Taxes and Minority Interests for the nine months ended September 30, 2000 decreased by approximately $236,000, as compared to the corresponding period in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 2000. At September 30, 2000, IIC Industries Inc., (the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $19.1 million, including cash and cash equivalents of $2.1 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 12.5%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At September 30, 2000, Israel Tractor, Investor and Balton had outstanding short-term indebtedness of approximately $6.6 million, $5.3 million and $6.6 million, respectively.

     At September 30, 2000, Israel Tractor, Investor and Balton had unused lines of short-term credit of $2.4 million, $4.4 million, and $10.8 million, respectively.

     During the first nine months of 2000, Israel Tractor, Investor, and Balton made capital expenditures of $392,000; $854,000 and $330,000 respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At September 30, 2000, the Company had no significant capital commitments.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was low in 1999 and during the first nine months of 2000, and therefore did not significantly affect operations in that country. Furthermore, there was a revaluation of the Israeli shekel against the U.S. Dollar in the first nine months of 2000 of approximately 2.5%.

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

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For companies such as IIC Industries, Inc., with fiscal years that begin between December 16, 1999 and March 15, 2000, portions of SAB 101 become effective for the fourth quarter of 2000. The company believes that adopting these portions of SAB 101 will not have a material effect on the company's financial position or overall trends in results of operations.








ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 1999 and the first nine months ended September 30, 2000, the income from the Company's Hungarian, and

African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which floats against the European Currency Unit, underwent devaluations against the U.S. dollar at the rate of 15% during 1999. For the first nine months of 2000, the Hungarian currency has been further devalued by approximately 19% against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain of the African countries such as Zambia and Uganda operate in hyper-inflationary economies.

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

At September 30, 2000, Israel Tractor had foreign currency forward contracts, with notional values of $5 million, to purchase and sell Israeli shekels. All of the contracts mature in the next six months.

Current pricing models were used to estimate the fair values of foreign currency forward contracts, and call options. The counter parties to these contracts are creditworthy multinational commercial banks or other financial institutions, which are recognized market makers.

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

Date:  November 17, 2000

                                     IIC INDUSTRIES, INC.


                                     By: /s/ Fortunee F. Cohen
                                         ---------------------
                                          Fortunee F. Cohen, Secretary

                                     By: /s/ John Smith
                                         --------------
                                          John Smith, Director,
                                          Assistant Secretary and assisting
                                          on financial matters.