Form 10-K
period 2000-12-31
IIC INDUSTRIES INC
filed 2001-04-17
CIK 52741

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of March 31, 2001 was $15,799,000 based on the average of bid and asked quotations for the Common Stock on that date, as reported by the NASDAQ Automated Quotation System.

         The number of shares outstanding of the Registrant's Common Stock, as of March 31, 2001: 5,693,472.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                       N/A
--------------------------------------------------------------------------------

                              IIC INDUSTRIES, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                         PAGE
ITEM 1.     BUSINESS.......................................................................................1

ITEM 2.     PROPERTIES....................................................................................18

ITEM 3.     LEGAL PROCEEDINGS.............................................................................19

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................19

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................20

ITEM 6.     SELECTED FINANCIAL DATA.......................................................................21

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........22

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................30

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................31

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........31

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................32

ITEM 11.    EXECUTIVE COMPENSATION........................................................................33

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................34

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................35

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................37

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         IIC Industries Inc. (the "Company") is a holding company with subsidiaries in three principal operating geographic areas: (1) Investor RT, a Hungarian holding company ("Investor"); (2) The Israel Tractors and Equipment Company Limited, an Israeli corporation ("Israel Tractor") and (3) Balton C.P. Limited, an English holding company with African subsidiaries ("Balton"). The Company was incorporated pursuant to the laws of the State of Delaware on October 14, 1958 under the name "Israel Investors Corporation" and assumed its present name in 1989. Since September 1989, CP Holdings Limited, a private United Kingdom company, has been the Company's majority stockholder.

         The Company is principally engaged, directly and through its subsidiaries, in the following lines of business: (i) through Investor and its subsidiaries, primarily in (1) the processing and storage of agricultural products, and (2) to a lesser extent in the sales and service of vehicles and the warehousing and warrant business; (ii) through Israel Tractor, the distribution of tractors and other heavy equipment; and (iii) through Balton, the sale of agricultural, communications and electrical equipment. The Company also, through its subsidiaries, owns a 46% interest in Danubius Hotel & Spa Rt.

         As at December 31, 2000, the Company owned a 99% interest in Investor, a 100% interest in Israel Tractor and a 51% interest in Balton.

INVESTOR

GENERAL
-------

         Investor is primarily a holding company. Investor's principal subsidiaries are Agrimill-Agrimpex Rt. ("Agrimpex"), a processor of agricultural products, in which Investor has a 65% interest, and Interag Rt. ("Interag"), in which Investor has a 79% interest. Through Interag, Investor's major investments are Danubius Hotels Group and ATI Depo.

         As at December 31, 2000, Investor and its subsidiaries employed more than 6,000 persons.

AGRIMILL-AGRIMPEX
-----------------

         Overview
         --------

         Agrimpex is listed on the Budapest Stock Exchange and is engaged in the processing of agricultural products. Prior to 2000, Agrimpex conducted business through its two subsidiaries, Agrimill Rt., which was wholly-owned, and Viktoria Rt., in which Agrimpex owned a 93.5% interest. In February 2000, the two subsidiaries were merged into Agrimpex, in order to minimize statutory, audit and tax requirements. For example, the merger achieved savings by closing one head office, avoiding duplication of storage and transport costs and utilizing the most efficient production sites.

         The newly combined Agrimpex realized a profit of $600,000 in fiscal year 2000, primarily from the sale of certain properties. As the milling capacity was still much higher than the demand of the Hungarian domestic market, and export opportunities are limited, the company's profit from operations was minimal.

         Agrimpex's business strategy is to create a financially solid company producing flour, animal feeds and maize products, to be sold both on the Hungarian domestic and export markets. In order to achieve this, sites considered surplus have been sold in a disciplined and controlled manner, while those that are not currently in use, but which may have potential, have either been rented to independent third parties or decommissioned. Foods are transported either by rail, by local independent companies or in bulk tankers using Agrimpex's own vehicles.

         Agrimpex's revenues for fiscal year 2000 were approximately $35 million.

The Business
------------

Contracts with Suppliers. Agrimpex buys its raw materials (mainly grain and proteins) in the open market. The market for the main raw materials - wheat and maize - is supplied almost exclusively by local Hungarian producers, with whom stable relationships have been established. Agrimpex is therefore not reliant upon any one supplier for a material part of its purchases.

Contracts with Customers. Agrimpex is not tied to any one customer for a material amount of its production and, while the resultant market flexibility allows it to take advantage of the most beneficial selling price available, Agrimpex has been able to establish long term relationships, which are to the benefit of both Agrimpex and its customer. Agrimpex is unaware of any reason why such relationships should not continue and is constantly aiming to strengthen existing and create new business partners.

Competition. The milling capacity within Hungary is much higher than domestic demand with half a dozen major competitors, including Agrimpex, and numerous small mills. In order to remain competitive, Agrimpex must offer its customers quality, reliability and continuity of products, while remaining price and value conscious. In the opinion of Management, Agrimpex has a leading position within the Hungarian milling industry for all of these factors. However, the Hungarian domestic market alone cannot satisfy the production capacity of Agrimpex, so Management is continuously pursuing alternative markets, including the export market. Management believes that there will be a consolidation of the industry within Hungary in the near future, and financially weak producers will not survive.

Management. Agrimpex is substantially dependent on the continued service and on the performance of its management team. The loss of the services of any executive officer or other key personnel could have a material adverse effect on its business.

Environmental/Health Issues. Agrimpex's operations are subject to numerous rules and regulations at state and local levels which are designed to protect the environment, ensure hygienic and safe production and safeguard the consumer. Agrimpex uses its best efforts to ensure compliance. All of its sites have the licenses necessary to carry on their business. Agrimpex believes that its policies, practices and procedures are designed to prevent an unreasonable risk of environmental damage, detrimental health issues or non-compliance with licenses. During fiscal year 2000, Agrimpex spent approximately $150,000 to upgrade its facilities to ensure compliance with ongoing legislation. No assurance can be given that future changes to laws, regulations, or interpretations thereof will not have a material adverse effect on Agrimpex's operations.

Future Performance. Agrimpex is subject to substantial competition within Hungary, and is aware of its need to be prepared for the forthcoming economic accession in Hungary to the European Union Community (the "EUC"), with the resultant opportunities and requirements. Agrimpex believes that costly upgrading will be needed to bring its plant into line with such requirements. For these reasons, Agrimpex has established a substantial fund through the disposal of assets, which in the opinion of

Management, did not fit within Agrimpex 's long-term strategy. Agrimpex therefore considers itself to be in a strong position to take advantage of any opportunities which present themselves, either through purchase, merger or internal expansion and which, in the opinion of Management, would be beneficial to the company. Agrimpex is also actively investigating markets and products outside those traditionally serviced or produced, in an effort to reduce reliance on the Hungarian market.

INTERAG
-------

         Interag operates as a holding company for companies primarily involved in the hotel industry, the warehousing and warrant business, and automobile dealerships.

o        Danubius Hotels

Overview
--------

         Danubius Hotel & Spa Rt. ("Danubius Hotels"), which is listed on the Budapest Stock Exchange is involved in the hotel industry. Through a series of transactions commencing in February 1995, the Company, primarily through its Interag subsidiary, acquired a 46% interest in Danubius Hotels for an aggregate purchase price of approximately $41.6 million. The Company's majority stockholder CP Holdings Ltd., owns an additional 5% of Danubius Hotels, so that CP Holdings Ltd. and the Company together own a controlling interest in Danubius Hotels. During 1997, Danubius Hotels acquired the HungarHotels Chain, for an aggregate purchase price of approximately $45 million. Subsequent to the acquisition, the head offices of the two hotel chains were consolidated into one centralized headquarters.

         The Danubius Hotels Group (the "Group") consists of the following types of hotels:

         City hotels. The Group owns fifteen city hotels, primarily in Budapest, including the Hilton Hotel in the historic old town of Budapest.

         Spa hotels. The Group owns six spa hotels in Budapest and other locations in Hungary. They include the Thermal, which operates together with the Grand (a city hotel) on Margaret Island, a famous island on the Danube River in Budapest.

         Beta hotels. The Group owns 17 smaller provincial hotels. In addition, it owns three holiday hotels in Hungarian resorts.

         Overall, the Group owns and manages approximately 3,100 4-star rooms and 2,300 3-star rooms. The Danubius Hotels chain, is the leading hotel chain in Hungary and attracts many tourists from Western Europe and elsewhere.

         In 1999, Danubius Hotels began an expansion program abroad by purchasing a spa hotel in Marienbad, Czech Republic, for $3.5 million. In 2000, it purchased 90% of Lecebne Lazne, a spa hotel chain in the same town, for $17.0 million. Lecebne Lazne owns 30 properties including operating hotels with 800 rooms and four health-care complexes.

         In fiscal year 2000, Danubius Hotels increased its volume mainly through higher occupancy rates, and to a smaller extent by the increase of room rates. Pretax profit for fiscal year 2000 exceeded $17.0 million, including a profit of $1.0 million from investments in the Czech Republic, which was 20% higher than fiscal year 1999.

The Business
------------

Competition. During 2000, several new hotels were opened in Budapest by international hotel groups, in direct competition to Danubius Hotels. More hotels are scheduled to be opened in the near future. Management believes that despite the increased competition, Danubius, given its mix of specialist spa hotels, city center hotels and luxury hotels, and with its ongoing program of refurbishment, can retain its position as the pre-eminent hotelier in Budapest. However, such refurbishment can be expensive and Danubius may not have adequate funds to finance it. Should Danubius not have adequate funds, then it must raise funds in the capital markets. There can be no assurances that Danubius will be able to raise the necessary funds on terms acceptable to it or at all.

Economic Conditions. Danubius' future operating results could be adversely impacted by industry overcapacity and weak demand, which could restrict its ability to raise room rates to keep pace with the rate of inflation. Danubius' business could also be adversely affected by increases in transportation and fuel costs or sustained recessionary periods in Europe.

Environmental/Operating Licenses. Danubius' operations are subject to numerous rules, regulations and operating licenses at state and local levels which are designed to protect the environment and ensure the safety and well being of guests. Danubius uses its best efforts to ensure compliance, and all hotels have the licenses necessary to carry on their business. Due to a constant ongoing program of upgrading, Danubius believes that its hotels meet the stricter standards required in Western Europe than are currently required in Hungary. Danubius believes that its policies, practices and procedures are designed to prevent an unreasonable risk of environmental damage or non-compliance with the demand of guests or licenses.

Future Performance. Danubius is not a major player on the international hotel scene, and in order to flourish it must offer a unique and recognizable product. To this end, Danubius has built up a chain of high quality fitness clubs within its existing facilities in order to compliment the spa/wellness treatments for which Danubius is already famous. Management intends to expand this concept throughout the Group in 2001. Management is aware that in order to expand and to increase business, opportunities outside of Hungary need to be evaluated, and it is constantly looking at alternative proposals.

o        Warehousing and Warrant Businesses

Overview
--------

         Interag, through its 50% joint venture with Zeevi Group, an Israeli based company, is involved in warehousing, storage and the warrant business through the joint venture's wholly-owned subsidiary ATI Depot. ATI Depot has eight sites throughout Hungary. A substantial investment was carried out during 1999 and 2000 in order to offer a higher quality of service to its clients. The market for traditional warehousing and storage is competitive within Hungary, with requirements below those of Western European standards, and it is believed that the increased capital expenditure by ATI Depo will enable Interag to comply with the longer term, stricter requirements on health and safety, environmental and other issues. ATI is not dependent on any one major customer for warehousing.

         The Hungarian warrant business, in which third-party goods are stored in warehouses, for which the warehouse issues a warrant, secured by the goods in storage, which can be pledged for loans from banking institutions, is strictly controlled by legal and statutory regulations and competition is limited to three companies, including ATI Depot. During 2000, ATI Depot's management decided that given the poor potential for normal warehousing business during 2000 - partly a result of the poor wheat and maize harvest - to increase the warrant activity by utilizing warehouses rented from third parties. The overall control and risk evaluation systems were reviewed and additional personnel recruited to service this growing business segment. New products were sought to replace the traditional dependence on grain and sugar, and substantial business was conducted in higher value items such as wine. Management made a decision not to grow the business through products with an unusual degree of risk, i.e. where the market, in the case of a forced sale, could not be forecast with reasonable certainty. Goods held under warrant business are insured in the normal course of business and Management believes that it has taken reasonable steps to safeguard and obviate any loss in the event of non-performance at any of the third-party warehouses.

The Business
------------

Competition. Competition is intense within Hungary for traditional warehousing services, often in small old buildings with a lower cost base than ATI Depot. Consequently, Management has decided to concentrate on the more specialized warehousing/warrant business and to offer bonded facilities. This strategy was implemented throughout 2000 and led to substantial business of this type in the latter part of the year.

Exposure to Warrants. In the event that the owner of the warehoused goods cannot repay the bank, the bank may sell the goods to satisfy the outstanding warrant. This could subject ATI Depot to risk if it has not fulfilled its obligations under the warehousing contract, and, as a result, the value of the warehoused goods is less than the amount due on the warrant.

Environmental/Health Issues. ATI Depo's activities are subject to numerous rules and regulations at state and local levels which are designed to protect the environment, ensure hygienic and safe working practice and safeguard the consumer. ATI Depo uses its best efforts to ensure compliance. While no assurance can be given that future changes to law, regulations or interpretations thereof will not have a material adverse effect on its operations, ATI Depo believes that its current policies, practices and procedures are reasonably designed to minimize the risks of environmental damage, detrimental health issues or non-compliance with licenses.

o Automobile Dealerships

Overview
--------

         Interag, though its wholly owned subsidiary Kompakt Auto, owns a Suzuki and Peugot dealership in Budapest and a Daewoo dealership in Veszprem. All three dealerships are full service dealerships with repair and maintenance facilities. Kompakt Auto's revenues for fiscal year 2000 were approximately $12 million.

The Business
------------

         Contracts with Suppliers. Kompakt Auto has contracts with Suzuki, Peugeot and Daewoo, under which those companies supply Kompakt Auto with the vehicles for its various dealerships. The termination of any of these contracts would, until an alternative supplier could be found, have a material adverse effect on Kompakt Auto's business and financial condition. However, Management believes that this is unlikely, given the level of commitment by all parties and sales.

During fiscal year 2000, the following events adversely affected Kompakt Auto's business:

         o Suzuki: For a large period of the year, Suzuki was unable to supply specific vehicles. This adversely affected sales and potential customers.

         o Peugeot: During early 2000, Peugeot was unable to satisfy demand for the new 206 despite a prominent advertising campaign.

         o Daewoo: The bankruptcy of Daewoo in late 2000 lead to strong market rumors, which made potential customers cautious; it would appear that many either delayed purchase or chose another brand instead.

These events, together with the increase in the cost of automobile ownership in Hungary, led to a reduction in sales to private customers; however, increased fleet business enabled Peugeot sales to increase over the previous year.

Competition. Competition among automobile dealerships is intense in Hungary, not only between authorized dealerships, but also as a result the "black market". It is difficult for established businesses to compete with those "black market" concerns, as they offer cheaper and sometimes VAT free services. Kompakt Auto believes that through its high quality facilities, its emphasis on customer service, and its mix of private and company business, it is well placed to compete with its authorized rivals and to outlast the "black market" competition.

Future Performance. Kompakt Auto is subject to the tight competition and low margins within the industry, and the need to remain innovative. With this in mind, a used car facility was opened in late 2000 to enable the company to take full advantage of trade-in vehicles accepted against new vehicle sales.

GOVERNMENTAL REGULATION
-----------------------

         Hungary made all current account items convertible on January 1, 1996, when the Foreign Exchange Law came into force. Accordingly, on January 2, 1996, the International Monetary Fund acknowledged that Hungary was in compliance with
Article VIII of the Articles of Association.

         Many liberalization measures have already been adopted or their timing has been accepted by the Hungarian Government. The underlying principle has remained the same as at the time of the establishment of the Foreign Exchange
Law: first, transactions with longer maturities, then - after the relatively significant interest differentials between Hungary and its partners have decreased transactions with shorter maturities have been or will be liberalized. Companies with foreign participation may keep their initial hard currency share capital in the currency of the investment. Dividends, net of withholding tax and consideration received on the sale of shares, may be repatriated in the original currency of investment without restrictions or the need for approval. Business can convert Hungarian Forints into another currency to import goods, provided sufficient Forint funds are available. Services rendered within Hungary should be paid for in Forints and Hungarian companies may not conduct trade among themselves in foreign currency.

         Hungarian companies that are not established in duty free zones are obliged to keep their books in local currency only. With the modification of the Foreign Exchange Law, a new foreign exchange accounting system was set up commencing on April 1, 1995, in which companies can keep their foreign exchange revenues from exports and from which they can transfer foreign exchange for their costs. This system extends the previous entitlement by which a Hungarian company, with foreign participation or a wholly foreign-owned Hungarian company, may keep the cash portion of the foreign partners' share capital in a separate convertible currency bank account. Money in the convertible currency account can always be converted into local currency.

         Restrictions are not imposed on foreign ownership of Hungarian businesses. As a foreign owner of a Hungarian company, the Company is entitled to receive dividends or refunds of its capital in a convertible currency without restrictions. As such, it may have such dividends or refunds converted into U.S. currency by the Hungarian central bank, and then repatriated. Dividends of Hungarian companies may only be paid from retained earnings as determined in accordance with Hungarian statutory accounting regulations. Such retained earnings are different from the Company's consolidated retained earnings due to a number of differences in accounting standards.

         Foreigners may acquire real estate with the prior consent of the County Public Administration Office. However, any registered company with foreign participation may acquire real estate to the extent it is needed for undertaking the company's commercial activities.

         Any legal entity or private entrepreneurs engaged in foreign trade activity must notify the Ministry of Economy at the commencement of such activity. Approximately 95% of the products and services imported into Hungary are freely done so. Although in theory, every product and service may be exported and imported, certain strategic items require a special import or export license, procured from the Ministry of Economy. In addition, there are certain items, such as armaments, precious metals and their alloys, medicines, radioactive materials, and some consumer goods that may be imported and exported only by Hungarian companies with a license or with ad hoc permission. Investor is no longer affected by these restrictions, as the Hungarian Government ceased such restrictions on cars and cereals.

         Companies incorporated in Hungary are subject to a corporate income tax on their worldwide profits. Foreign companies carrying out taxable activities in Hungary are subject to corporate income tax on their net profits derived from Hungarian sources.

         From 1997, profits have been subject to a linear tax levied at 18%. A typical dividend tax at 20% was introduced, which is subject to the provisions of the double taxation treaties.

         Dividend tax is not payable on:

         o distributions to Hungarian resident companies - unless the distribution is made in cash;

         o dividends reinvested by foreign shareholders directly into existing or new Hungarian companies; and

         o increases in share capital if the capital (i) was increased from 1995 or 1996 profits, (ii) the decision was made before May 31, 1997 and reported to the Court of Registration before June 30, 1997, and (iii) the increase is maintained for three calendar years.

         The Act on Accounting went through several changes in the 1990s. The amendments, are aimed at bringing the rules closer to the international standards. Since Hungary has been accepted as a candidate member by the EEC member countries, a general aim of the continuous legislation practice is to establish legal harmonization as soon as possible.

BUSINESS CONDITIONS IN HUNGARY
------------------------------

         Investor conducts business primarily in Hungary, and as such, is significantly affected by the general business and political conditions in that country. Beginning in 1968, a new system of economic management was initiated, aimed at developing a more market-oriented economy rather than the previous centrally-planned economy. Fundamental economic reforms introduced in recent years include privatizing state-owned enterprises, instituting external trade reforms, creating a two-tier banking system, modernizing the infrastructure, developing a Western European-style tax system and implementing laws on banking, accounting and bankruptcy. The Government also has liberalized prices and wages, reduced government subsidies and granted state-owned businesses greater freedom in decision making. In addition, customs-free zones have been established for joint ventures between Hungarian enterprises and foreign companies, and offshore company status is available for foreign companies not trading in Hungary.

         The economic stabilization program launched in spring 1995 brought about a genuine turn in the Hungarian economy, rapidly improving equilibrium position and debt service indicators of the country. Although the restrictive measures had substantial economic and social costs (such as the drastic decline in real wages, fiscal adjustment and transitory rise in the rate of inflation), the significant improvement of the economic fundamentals avoided more severe subsequent measures in the future, under less favorable external conditions and with even more economic and social sacrifice. The stability of the Hungarian economy, of the domestic capital markets and of the Forint justified the adjustment program especially in 1998 when, during a global economic crisis in emerging markets, international investors reduced their willingness to assume risk in the emerging markets. In Hungary, however, after a temporary period of capital flight, business returned to normal with foreign investors. The exchange rate of the Forint regained its strength, interest rates reverted to their downward trend, the savings rate was stabilized and the corporate sector continued to build up net borrowings. Foreign direct investment continues to flow into the Hungarian economy and foreign investment amounted to more than $21.0 billion by the end of 2000.

         According to preliminary data, the Hungarian economy expanded in 2000, achieving a gross domestic product ("GDP") growth rate of 5.5%. Industrial production (preliminary data indicates growth in the range of 17-18 %) and foreign trade turnover increased as well in a greater ratio in 2000 than in 1999. At the same time, however, the rate of investments in the national economy (preliminary data indicated a growth rate in the range of 6-7 %) was the same, and the increase rate of household consumption was lower than that of the previous year.

         The current account deficit in 2000 is estimated to exceed the current account deficit of 2 billion Euro ($2 billion) in 1999, and the Government's general fiscal deficit remained at the planned level, and according to calculations, will add up to approximately 3.4 % of the GDP.

         Due to the fact that the growth rate of import performance was higher than that of exports, the external trade deficit is estimated to have reached
4.3 billion Euro ($4 billion), which is significantly higher than the 2.8 billion Euro ($2.8 billion) of 1999.

         The inflation rate could not be reduced to the planned low level. This was mainly due to the increase of crude oil prices by 28 %. Thus, consumer price index fell to 9.8 % on a yearly average from the previous year's 10 %.

         The yearly average unemployment rate in 2000 fell to 6.5 % from the 7 % of 1999.

         The National Bank of Hungary has continued to apply the crawling peg exchange rate regime introduced in 1995, but the monthly depreciation rate fell to 0.3 % at the end of 2000. Thus, the Forint depreciated by 3.9 % against the Euro and by 12.8 % against the U.S. Dollar during 2000.

         Prospects for the growth of the Hungarian economy remain good for 2001. Economic research institutions forecast a GDP growth of approximately 5 %, industrial production growth of 12 %, and an external trade growth of 13-14%. At the same time, however, the foreign trade deficit, the current account deficit and the general fiscal deficit are expected to be higher than they were in 2000. Consumer price index increase continues to slow down, as it is expected to be around 8-9 %.

         Parliament approve a 2-year budget in December 2000, in which the above forecasts are factored in a more optimistic way. Ideas, however, concerning the economic expansion stand a good chance to be realized, since a National Development Plan (the Szechenyi Plan), is to be launched, by which the economy is to be improved in several fields (small and medium-size enterprises, tourism, motorway construction, housing etc.).

         Overall, GDP growth in Hungary will outpace growth in the Euro-zone, thus narrowing the income gap between Hungary and the EUC. Conversely, as exports are expected to remain the main engine of growth (75 % of Hungarian exports are marketed in the EUC), a forecasted economic slowdown in the EUC would have a negative impact on Hungarian economic growth.

POLITICAL CONDITIONS IN HUNGARY
-------------------------------

         During the late 1980s, the political system in Hungary underwent dramatic changes. In 1989 non-communist political parties were established and initial steps were taken toward the first free elections in the country since 1947. On October 23, 1989, the country's name was changed from The Hungarian People's Republic to the Republic of Hungary and a new constitution was adopted. Under its new constitution, Hungary has instituted a multiparty democratic system of government.

         The former opposition parties (Socialists and Liberals) won the second free elections in June 1994. When their mandate expired in May 1998, the Fidesz-Hungarian Civic Party won the next election. They then formed the new government, along with the Hungarian Democratic Forum and the Smallholder's Party, for the period 1998-2002.

         Hungary is currently pursuing political as well as economic integration with Western Europe, including membership in the EUC. The timing of Hungary's accession to full EUC membership will depend on political developments and the continued restructuring and development of Hungary's economy and will require the approval of all EUC member nations. Hungary is among the six countries with which the EUC started detailed negotiations in April 1998. Hungary became a full member of NATO in March 1999.

ISRAEL TRACTOR

Overview
--------

         Israel Tractor, an Israeli company, is engaged in the sale of tractors and other heavy equipment such as construction equipment, diesel engines and trucks, and spare parts for such equipment. Israel Tractor is the exclusive dealer in Israel for Caterpillar and Bobcat tractors and Navistar trucks and is also a dealer for Ingersoll-Rand equipment. Israel Tractor also services the machinery it sells. Israel Tractor believes that it has good relationships with all of its suppliers.

         Israel Tractor serves a large number of customers in Israel, approximately 65% of whom are in the quarrying and construction business and 10% of whom are in the mining business. For the fiscal year ended December 31, 2000, approximately 74% of its total sales were of Caterpillar tractors, including parts and service, 13% were of Navistar trucks and parts, 7% were of Bobcat tractors and 6% were of Ingersoll-Rand Equipment. Israel Tractor faces competition from other distributors of tractors, trucks and other heavy equipment, as most manufacturers of such equipment operate in Israel through dealers.

         As at December 31, 2000, Israel Tractor employed 273 people. Israel Tractor's revenues for fiscal year 2000 were approximately $60 million.

         On October 12, 2000, Israel Tractor entered into an agreement with Zoko Ltd. (Zoko), an Israeli company listed on the Tel Aviv Stock Exchange which manufacturers and distributes products such as filters. Pursuant to this agreement, Israel Tractor will transfer trading activities, such as representation in Israel of Caterpillar Inc., Bobcat Ingersoll Rand Inc. and Navistar Inc., to Zoko in exchange for approximately 70% of the issued share capital of Zoko, which, as of March 29, 2001, had a market value of approximately $6.2 million. For the fiscal year ended December 31, 2000, Zoko's revenues were approximately $28.6 million and its net income after tax was approximately $133,000. The transaction was completed on April 1 2001.

         Zoko's headquarters are located at Bnei Atarot Village, close to Tel Aviv, with branches and subsidiaries in Bnei Atarot, Mazor, Haifa and Beer Sheva. All locations have extensive warehouse facilities. The Zoko group has a customer base totaling approximately 5,000 including companies in both the private and public sectors.

         The Zoko group targets its activities to the following sectors:

             o Automotive: car fleets, garages including authorized garages, car, truck and bus importers, cooperatives, trucking companies, etc.

             o Heavy Duty Machinery: quarries, construction companies, drilling and earth moving contractors, private, public and government companies, the agricultural sector.

             o Industry: high-tech, electronic, metal, food, pharmaceutical, paper mills, textile and plastic.

             o Agriculture: Kibbutzim, Moshavim (cooperative village), agricultural contractors, agricultural institutions.

             o Public organizations: Ministry of Defense, Israel Defense Force, Police etc.

The Business
------------

         Suppliers.  Israel Tractor's primary suppliers are:

              (i) Caterpillar S.A.R.L., which grants the company distribution rights of Caterpillar's machines (mechanical equipment), generators, engines, parts and accessories in Israel (excluding the territories of Judea, Samaria and Gaza);

              (ii) International Truck and Engine Corp., which grants the company sole distribution rights of trucks and truck parts in Israel, Judea, Samaria and Gaza;

              (iii) Ingersoll-Rand, which grants the company distribution rights in Israel of equipment, accessories and parts manufactured by Ingersoll-Rand. Certain of these distributions rights are exclusive, such as tools and rotary screw compressors, while others are non-exclusive, such as rights for centrifugal and reciprocating compressors;

              (iv) Melroe Europe, the manufacturer of equipment known by the trademark "Bobcat", pursuant to which the company is the authorized dealer in Israel for equipment manufactured by Bobcat. For fiscal year 2000, the company did not achieve its yearly sales objective, which allowed Bobcat to terminate the agreement or appoint another dealer in the company's territory,

         Bobcat, however, took no such action. Recently, Caterpillar commenced production of competitive equipment with Bobcat. Subsequently, Bobcat requested that the company separate the marketing activity of Bobcat equipment in Israel, so that it will be effected by a separate legal entity and by a separate staff. Following this request and with the agreement of Caterpillar, Management intends to transfer the marketing activity of Bobcat to a subsidiary of the company. However, Management remains concerned that the marketing of competitive equipment of two suppliers (Caterpillar and Bobcat) may cause a situation in the future in which the company will be compelled to terminate its relationship with one of its suppliers; and

              (v) Pacific, which grants the company, through a joint venture, the non-exclusive right to market and sell Nissan trucks in Israel.

         Israel Tractor renewed its agreements with Caterpillar in April 2000 and the agreement with Navistar was renewed in January 2001. The termination of any of these contracts would have a material adverse effect on Israel Tractor's business and financial condition. However, Management believes that this is unlikely, given the level of commitment by all parties and sales.

         Customers. Israel Tractor's activity in the transportation market depends on a government ministry, whose orders constitute over 10% of its entire sales volume in this market. Budget restrictions of the ministry and/or policy regarding receipt of services from outside suppliers, such as out-sourcing, may considerably impair the company's income from the transportation market and have an material adverse effect on its gross profit.

         Israel Tractor approached the government ministry with a request to discuss a way of continuing the maintenance program by agreement and this in view of the experience accumulated by ITE during the first eight months of supplying global maintenance services. The contract has one month to run and Israel Tractor will be seeking to renew it in advance of its expiration.

         Zoko. Management is concerned that as a result of the Zoko transaction, some of the company's suppliers will assert that there is a clash of interests between certain activities of Zoko and the obligations of Israel Tractor to them under existing distributor agreements, and therefore will demand that Israel Tractor (or Zoko after of the merger), separate and manage some of its activities in a separate legal entity or will deny Israel Tractor (or Zoko after the merger), fully or partly the distribution rights of equipment items and/or certain spare parts. In addition, a similar danger exists also from the side of Zoko suppliers prior to the merger, who may bring up similar claims and demands regarding activities transferred from Israel Tractor.

         Competition. Israel Tractor's competition is in machine sales, parts and service, and in shops, i.e., workshops and "free-lance" mechanics who repair and provide parts for Caterpillar, Bobcat, International and Ingersoll-Rand products. The parts sold are manufactured by the original equipment manufactures and after-market suppliers.

         Strategy to counteract competition. Israel Tractors strategy to counteract such competition is as follows:

         o     To emphasize the high quality of its supplier's products.

         o To achieve high standards and comprehensive service level, and emphasize its efficient and extensive field service.

         o     To offer new and used machines, trade-in deals and rentals.

         o To service during the warranty period and also in the field, and to encourage maintenance contracts with major customers.

         o     To grant financing to encourage direct sales.

         o     To increase the company's leasing and renting business.

         o To give efficient product back-up support for service and parts after the sale.

         Legal proceedings. Total legal action against Israel Tractor, in normal course of the business, during fiscal year 2000 total an aggregate amount of 3,452,000 New Israel Shekels ("NIS") ($582,000), including one for an amount of 750,000 NIS ($185,000) and another for an amount of 757,000 NIS ($187,000).
These legal actions are due to customer's claims regarding product and service quality and an indirect loss. In addition, custom duty claim for payments of a total aggregate amount of 528,000 NIS ($130,000).

         Exchange Rate Risk. Israel Tractor's purchases from suppliers are primarily in U.S. dollars and partly in European currencies. Loans from the company's banks are usually in Israeli new shekels. Some of its sales to customers are effected with credit terms linked to the U.S. dollar, which is affected by changes of the currency exchange rate.

         Changes in exchange rates may increase the price of products sold by the company, compared to the prices of its competitors, thereby affecting its competitive capability and profit. In addition, an increase of the U.S. dollar exchange rate, as compared to the NIS, will raise the prices, in NIS, of the products purchased by the company from its suppliers, as compared with competitors, and especially if the exchange rate of the currencies they are purchasing for the products will decrease compared to the U.S. dollars. The exchange rate of the NIS to the U.S. dollar was reduced from 4.153 as at December 31, 1999 to 4.041 as at December 31, 2000, a reduction of 2.697%.

         The company covers itself against exchange rate risk. During the nine months ended September 30, 2000, the exchange rate coverage moved from 0% to 35% of the volume of open obligations in foreign currency.

         Since most of the company's income is from sales linked to the U.S. dollar, and since the cost of salaries and management and general expenses which are basically in Shekels (and partly affected by the increase in the CPI ), there exists the risk in a situation of re-valuation of the Shekel against the dollar or the freezing of the dollar exchange rate parallel to the increase in the rate of inflation. There also exists the risk of damage to the competitive ability of the company, in case of a stronger U.S. dollar against other currencies.

         Future Performance. The continuous recession in the segments of infrastructure, earth moving work, development and construction will have a considerable affect on the volume of sales and profits of Israel Tractor. As part of the company's solution to the continuous recession, Management intends to expand the activity of buying and selling used equipment, sales of used spare parts, lubricants and spare parts for trucks.

POLITICAL AND ECONOMIC CONDITIONS IN ISRAEL
-------------------------------------------

         Israel Tractor is subject to certain general business conditions applicable to Israeli businesses. The principal offices and workshop facilities of Israel Tractor are located in Israel and are directly affected by economic, political and military conditions in that country.

         National accounting estimates for 2000 reveal that the tense security situation of recent months was only partially reflected by the course of economic activity. Data show that gross domestic product (GDP) rose by the substantial rate of 5.9% during 2000. Business sector GDP, which is GDP minus the gross product of the housing services, public services sectors and of non-profit institutions, increased by 7.7%. Total uses of GDP grew by 7.9%.

         Among the factors contributing to the economic growth rate in 2000 was the consumption of consumer durables, which led to a rise in private consumption following several years of slowdown. A number of export industries expanded to a considerable extent. Non-diamond industrial exports rose by the high rate of 25%, with the result that total exports of goods and services increased by 22.7%.

         The Israeli economy was in good shape during 2000, economic activity was at a high level and was accompanied by a growth trend. The Bank of Israel continued to reduce the interest rate on its monetary loans during 2000. This rate was cut from 13.5% in December 1998 to 11.2% in December 1999, 8.2% in December 2000, and 8.0% in January 2001 and 7.7% in February 2001. The low inflation rates prevailing in the economy for the past two years and the low inflation environment were indicative of stability and reduced uncertainty. The balance-of-payments deficit has fallen to the level typical in the developed countries. while the budget deficit is also under control and within its targeted range.

         However, a number of factors are creating economic uncertainty in 2001: the political situation, the new government and the state budget. Additional major factors in this respect are the impact of geopolitical developments on the tourism industry and other sectors of the economy, worldwide developments, principally in the capital markets in the United States, and the interest rate discrepancies that exist between Israel and many countries in the world.

         The economic growth rate slowed to some extent during recent months. A slowdown was recorded in experts of goods, imports of inputs, industrial production and the revenue of the commerce sector.

         Under the Bank of Israel's monetary program for February, the interest rate on monetary loans was cut by 0.3%, following the rate cuts that were made in the previous months. The Bank of Israel noted that its interest rate decision was consistent with the achievement of the government's multi-year inflation target. This is based on the assumption that inflation in the course of the next three years will be in the 2%-3% range, which is the lower limit of the government's targeted range of inflation for 2001. According to the Bank of Israel, the risk premium that world markets attribute to the Israeli economy is estimated at between 1.2% for half a year to 2.1% for ten years.

         The Exchange Rate and the Foreign Exchange Reserves. The currency market remained calm and continued to reflect confidence in the sheqel during the year. The representative rate of the sheqel on the last trading day of the year amounted to NIS 4.1726 against the currency basket, denoting an appreciation of 5.5% during the year, and NIS 4.041 against the dollar, an appreciation of 2.7% during the year.

         Israel's foreign exchange reserves totaled $22.9 billion at the end of December 2000, which was $1.2 billion more than at the end of November 2000. The increase in the reserves mainly resulted from the receipt of civilian aid from the U.S. government, and from Bank of Israel income from the investment of the reserves.

         Inflation and the Price Indexes. During 2000, the consumer price index
(CPI) rose by 0.0%, lower than the government's targeted level. The inflation environment in the Israeli economy is also lower than the government's targeted level for 2001, and is within the range of 2.5%-3.5%. Core inflation (the CPI net of the housing and fruit and vegetable items) rose by 1.4%.

         During 2000, there was an increase in prices among certain basic commodities such as bread (11.4%) and fuel, water and electricity (6.5%) that had an adverse effect on purchasing power, and the impact on certain segments of the population may have been stronger.

         Construction. Security related developments affected activity in the construction industry. A slowdown in construction activity was recorded in the last quarter of 2000 and the first quarter of 2001. The number of building starts increased during the whole of 2000 compared with 1999, following years of slowdown. However, the total number of transactions fell, mainly due to the large numbers of transactions at the end of 1999. Public sector starts increased by 45% compared with 1999.

         Foreign Trade. Exports amounted to $28.3 billion in 2000 while imports amounted to $35.2 billion, resulting in a trade deficit of $6.9 billion. Exports grew by 24.4% ($5.5 billion) in 2000 compared with 1999, the largest increase in the last decade. Imports grew by 15% ($4.6 billion), with the trade deficit narrowing by 12% ($900 million) in 2000.

         The high-tech industries accounted for 75% ($3.4 billion) of the increased industrial exports, while increased domestic demand for raw materials and investment in machinery, equipment and land transportation vehicles led to increased imports.

         Outlook. The Bank of Israel continues to adopt an expansionary monetary policy, given inflation forecasts for 2001 below the government's inflation target of 2%-3%. However, the uncertainty of the peace process and government activity in Israel are critical items in affecting the future. There is no doubt that peace negotiations between Israel and her neighbors - Syria and Lebanon, along with the Palestinians - will influence substantially the economic development in Israel, and at this moment the outcome of such negotiations is uncertain.

BALTON

Overview
--------

         Balton, through is subsidiaries, is primarily engaged in (i) the Agricultural and Horticultural business, (ii) the Communications business, (iii) the Electro-Mechanical business, and (iv) the Specialist and Turnkey Project business, all in Africa. Balton manages the financial activities of its subsidiaries and primarily acts as an agent for both its subsidiaries and customers in African countries, maintaining contact with suppliers, manufacturers, shipping companies and banks. Balton also acts as a principal with respect to certain of its trading transactions. Balton and its subsidiaries operate in Nigeria, Zambia, Ghana, Kenya, Tanzania, Uganda and Cote d'Ivoire.

         Balton's revenues for fiscal year 2000 were approximately $68 million. As at December 31, 2000 Balton and its subsidiaries and associated companies employed a total of approximately 700 people.

o        Agricultural and Horticultural Business

         In this business, Balton acts as an agent in such turnkey projects as specialized construction of greenhouses and as both an agent and principal in the commodities side of the business. This is the dominant sector for the company's subsidiaries in Kenya, Tanzania and Uganda in East Africa, Zambia in Central Southern Africa and Cote d'Ivoire, Nigeria and Ghana in West Africa.

         The company's extensive knowledge in this sector arises from its Israeli origins to provide state of the art flower, fruit and vegetable growing facilities in greenhouses and fields. A full range of specialized greenhouses are offered to provide for different environments or requirements. A full design, installation and future maintenance service is provided. In addition to the greenhouse structures, full irrigation systems, cold storage and packing lines are also provided. Various overseas development corporations and organizations make use of these services. These projects create new selling opportunities for additional irrigation equipment, fertilizers, agro-chemicals, pesticides, plants and seeds, picking tools, sprayers and post-harvest treatment.

         In the agricultural business a wide variety of equipment is provided particularly with regard to coffee and cocoa processing plants where driers, graders, colour sorters, etc are sold. A full design and installation service is provided for the coffee and cocoa sector including fabrication of the basic structures housing the equipment and all electrical services necessary to operate the plant.

         Greenhouses, irrigation and associated equipment is provided by a select group of Israeli suppliers, while equipment for coffee and cocoa processing plants is predominantly supplied by a small group of suppliers in France. In both cases full product support is provided from these suppliers from design through installation. The company has worked with these suppliers in Africa for many years and has strong business relationships with them.

o        Communications Business

         In this business, Balton acts as a distributor for Motorola, Inc. This is the dominant sector for the company's subsidiaries in Nigeria and Ghana in West Africa. These subsidiaries distribute Motorola main line two-way radios, and can provide solutions to the full range of two-way radio needs from an extensive product portfolio. HF long range, VHF and UHF local systems, including simple walkie-talkies and mobile phones, base stations, repeaters and telephones, interconnect to complex trunking and microwave systems that are provided from either from stock sales or on specific contracts for major orders.

         The company's subsidiaries in Kenya and Uganda in East Africa also operate in this business sector. The agreement with Motorola for Kenya also includes Ethiopia, Eritrea, Tanzania, Zanzibar and the Seychelles.

         In addition, the subsidiary in Nigeria is a well established solution provider, integrator and after-sales maintenance provider in the field of telephony equipment, including switching and voice/data, local and wider area networking products under a distributor agreement renewable annually with Nortel Networks. Management expects this agreement will be extended to cover Ghana and Zambia in the near future.

         The company has worked with Motorola for over ten years and with Nortel Networks for over five years, and has strong and strategic business relationships with these organizations. In both cases full pre-sales and after-sales support is provided by these suppliers.

o        Electro-Mechanical Business

         This is a strong sector for the company's subsidiaries in Nigeria and Ghana in West Africa. The subsidiaries supply and install under the Balton brand name, air conditioning equipment, both window units and central systems, generator sets, power and distribution transformers and switchgear. In-house engineers install and thereafter maintain a wide range of machinery. Full product support is also available from suppliers in the U.K. and Israel.

o        Specialist and Turnkey Project Business

         With the company's extensive experience in agriculture, horticulture, electro-mechanical products and telecommunications, multi-disciplinary skills are available to plan, manage and implement specialist projects. Turnkey projects are dealt with in conjunction with specialist service providers when required.

         During 2000, Balton completed the design, construction and installation of a poultry farm and nursery project for a local State Government in Nigeria. Projects previously undertaken include a water supply scheme and treatment plant together with the associated power generation, pumping facilities and pipelines in Nigeria (that is still under construction), the construction of outdoor covered markets for traders in Zambia and the implementation of computerized voters cards for local government elections. Completion of such projects is dependant upon the necessary finances being made available by National or State Government Ministries in Africa.

THE BUSINESS
------------

         Facilities. Balton's subsidiaries owns sufficient facilities in terms of offices, warehouse space and workshops to meet the needs of the company. All main office properties have long-term leases, on which the subsidiaries pay nominal rentals.

         Competition. All of the subsidiaries operate in a highly competitive environment as sub-Saharan Africa is an enormous market rich in natural resources and important to many businesses worldwide. However, due to high entrance costs and the economic and political risks involved, many non-African businesses operate through established organizations. Balton's network of seven strategically placed subsidiaries, with certain branches operating for up to 40 years, allows the company to take advantage from these risks. However, with the ending of apartheid in South Africa, competition has grown in recent years resulting in pressure on profit margins. Balton's goal is to continuously improve its skills base to enable it to expand activities in its specialist fields and improve its profitability.

         Foreign Exchange. Foreign exchange risk is applicable to Balton's subsidiaries since its products are imported and purchased in hard currency. The hedging of foreign currency exposure risk is not available through financial institutions in Africa.

         Balton's subsidiaries manage the foreign currency exposure risk by (i) maintaining strict control over working capital to keep to a minimum hard currency liabilities to suppliers, (ii) selling in hard currency or at a price linked to the relevant hard currency exchange rate at date of payment by the customer, whenever possible, and (iii) immediately increasing sales prices, subsequent to any material devaluation of the local currency, of all items held in inventory. In Nigeria and Kenya, local bank borrowing facilities are utilized to fund part of the working capital, thereby limiting the foreign currency exposure.

         Interest Rates. In certain of Balton's subsidiaries, borrowings in local currency are not considered an option due to the high cost, for example, borrowing interest rates were between 45-55% per annum in Ghana at the end of year 2000.

         In Kenya the level of borrowing in local currency as at December 31, 2000 amounted to the equivalent of $1.7 million at an interest rate of approximately 18% per annum having declined from 23% in 1999 and expected to continue to decline to 15% by December 31, 2001.

         In Nigeria the equivalent of $1.7 million was also borrowed in local currency at an interest rate of approximately 18.5% per annum having also declined from 23% in 1999.

         Should interest rates rise significantly from the present levels in Kenya and Nigeria borrowing levels would be reduced and offset by additional borrowings through Balton at interest rates of approximately 7% per annum although this would increase the foreign currency exposure in the subsidiaries.

         Distribution Agreements. Balton's subsidiaries in Nigeria and Ghana have Motorola distributor agreements that renew annually, and have been in force in excess of 10 years. The agreement for Kenya and other countries in East Africa has been in force since 1995. The termination of any of these agreements would have a material adverse impact on Balton's operations and financial condition. However, Management believe that this is unlikely given the long association between the company's and the achievements being satisfactory to both parties.

         Profitability would be most affected through non-renewal in West Africa. In recent years, Balton's subsidiaries in Nigeria and Ghana have been strengthening their activities in other telecommunication products and in the agricultural market to ensure that they are less dependant upon the distribution agreements with Motorola.

         Future Performance. Balton's strategy is to develop a network of autonomous subsidiary companies, strategically placed throughout the sub-Saharan continent of Africa, primarily to sell its products and services, not only in the domiciled country, but also in neighboring countries.

         Management intends to concentrate on specific market sectors by providing expertise in project development and installation, thereby expanding existing customers future requirements or creating new customers for Balton's products and services. Such expertise is provided by Balton's own employees, and in certain cases, through secondment on a medium term contractual basis from specific technical product suppliers.

         In addition, through recognition in the market place of Balton's expertise in specific areas, Management intends to take advantage of the more specialized requirements of local government ministries and overseas aid organizations through the souring of suppliers acting on Balton's behalf capable of providing those specialist requirements.

ECONOMIC AND POLITICAL CONDITIONS IN AFRICA
-------------------------------------------

         The economic and political climate of the African countries may directly affect the business of Balton and its African subsidiaries. With respect to any African country there are certain political risks present at all times. Key risks applicable to all of the subsidiaries are:

    o Possible nationalization of property or other assets. Insurance cover for political risk is not available.

    o In the event of a change of Government any business relationships existing with Ministries will need to be re-established.

    o An existing Government or new Government may introduce restrictions on the purchase of foreign currency by companies and/or individuals.

    o The recent events in Zimbabwe regarding confiscation of farms is causing some concern in Africa that this course of action could be followed by other governments.

    o Political instability can affect the economic environment. For example in Cote d'Ivoire during 2000 there were demonstrations at the Presidential elections. Attempted coups against the temporary military government occurred during the year leading to fighting in the streets and curfews.

In addition to the political risks, poor performing economies of African countries resulting in a shortage of government funds can cause a breakdown in basic services, for example, power and communications and a slow down in business generally. Adverse or unusual climatic conditions, for example, floods or droughts, can also lead to a high risk business environment.

FINANCIAL INFORMATION ABOUT INDUSTRY AND GEOGRAPHIC SEGMENTS
------------------------------------------------------------

         For disclosure regarding the Company's business segments and geographic areas, see Note S of Notes to Consolidated Financial Statements filed under Item 8 of this Annual Report on Form 10-K (the "Report").

ITEM 2.  PROPERTIES

         The Company leases space for its corporate offices, located in New York City, under a Lease dated December 1995, which will terminate in December 2005. The annual rental is approximately $1,975 per year.

         Israel Tractor operates from substantial workshop facilities in three locations in Israel which are adequate for its purposes: it owns its Holon facility, on which is situated a building, and leases two pieces of property from the Israel Land Administration - one located in Kiriat Bialik under a lease that expires in 2023; the other located in Beersheba under a lease that expires in 2028.

         Investor currently operates from an office building (located in Budapest) which is owned by Interag. Investor and Interag use 384 square meters of office space which is adequate for their current needs and the remaining part of the building (over 2,500 square meters) is rented to Danubius, HungarHotels and Agrimpex Commodities Kft. Interag continues to own or lease several properties which, following the reorganization of Interag are now utilized, principally by third parties, for retail operations. The other office building (2,900 square meters) comprising the former headquarters was refurbished in 1998 and subleased.

         Agrimill leases office space in Budapest, owns an office in Bekescsaba, 19 sites in Hungary and leases one site in Budapest from Investor.

         Agrimill's facilities in the aggregate are situated on approximately 470,000 square meters of land and include 113,900 square meters in building space.

         ATI Depo lease office space in Budapest. Warehousing sites owned and used by it are located in Budapest, Gyor, Szabadbattyaan, Pecs, Miskolc, Baja and Szajol.

         Balton owns its office and warehouse in Cote d'Ivoire and has a long-term lease for its office and warehouse space in Kenya. Balton also has long-term lease on properties for which it pays minimal rentals in all of the African countries in which it operates. In addition Balton leases warehouse space in Dar Es Salaam, Tanzania, Ghana and Uganda, under annual leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 2000 annual meeting of stockholders was held on November 14, 2000. At that meeting, the following proposals were submitted to the Company's stockholders: (1) the election of the Company's current Board of Directors, and (2) the ratification of the selection of KPMG Hungary Kft. as independent auditors of the Company for the year ending December 31, 2000.

         At the meeting, the Company's nominees for directors were elected: Sir Bernard Schreier, John Smith, Robert M. Levy, Robert Glatter, Wilfred Wyler, and Alfred Simon each receiving 5,260,171 affirmative votes representing 92% of the votes cast. The appointment of KPMG Hungary Kft. was approved with 5,259,531 votes in favor representing 92% of the votes cast.

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

        PERIOD                         HIGH                  LOW
        ------                         ----                  ---
        1999
        ----
        1st quarter                   $11.50                 $9.00
        2nd quarter                   $11.25                 $9.50
        3rd quarter                   $11.50                 $9.25
        4th quarter                   $12.75                 $9.50

        2000
        ----
        1st quarter                   $11.75                 $9.75
        2nd quarter                   $10.25                 $9.75
        3rd quarter                   $14.50                 $9.50
        4th quarter                   $13.87                $11.50

        2001
        ----
        1st quarter                   $14.00                $11.38

         As of March 31, 2001, there were 1,310 record holders of the Company's Common Stock.

         The Company's policy in recent years has been to conserve cash for future operating and capital expenditures and accordingly, the Company does not plan to declare dividends in the foreseeable future. No dividend payments were made in 1998, 1999 or 2000.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain consolidated financial data for the Company as at and for each of the five years ended December 31, 1996 through 2000, which should be read in conjunction with the Consolidated Financial Statements (including the notes thereto) and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Report.

YEARS ENDED DECEMBER 31                               2000          1999        1998         1997         1996
-----------------------                               ----          ----        ----         ----         ----
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
Net sales....................................       $178,927      $179,111    $203,710     $239,617     $275,820
Gross profit.................................         43,859        47,628      48,651       48,388       65,227
Selling, general and administrative expenses.         38,781        42,388      43,543       44,461       49,083
Operating income.............................          5,078         5,240       5,108        3,927       16,144
Other income
    Interest income..........................          1,178           815       1,253        2,186        2,285
    Dividend income..........................             52            --          31           13           22
    Equity in earnings of affiliates.........          4,953         4,290       4,361        4,156        4,230
    Foreign currency (loss)..................         (1,857)       (4,299)     (2,563)      (2,453)        (263)
    Gain on sale of non-current assets.......          2,566         2,340         410        2,486        2,230
    Interest expense.........................         (2,282)       (1,475)     (2,776)      (4,753)      (4,100)
    Rental income............................          2,172         3,191       1,950        1,585        1,710
    Other, net...............................         (2,288)       (2,242)     (1,504)      (1,342)      (1,566)
Income before minority interest and income
taxes .......................................          9,572         7,860       6,270        5,805       20,692
Net income...................................          8,312         5,761       3,629        5,373       12,711
Basic income per common share................          $1.46         $1.01       $0.64        $0.94        $2.23
Basic average number of common shares
outstanding..................................
                                                       5,693         5,693       5,693        5,693        5,693

AT DECEMBER 31,                                       2000          1999        1998         1997         1996
---------------                                       ----          ----        ----         ----         ----
(IN THOUSANDS)
Balance Sheet Data:
Working capital..............................        $35,865       $30,589     $34,329      $50,822      $47,464
Total assets.................................        181,739       173,164     166,838      176,042      203,556
Short-term debt, including current maturities
of long term debt............................         16,269        22,023      11,964       25,151       35,838
Long-term debt, excluding current maturities.          5,348         1,197       3,281        1,508        2,160
Total liabilities............................         87,436        84,268      78,405       88,897       95,032
Minority interest in subsidiaries............         14,247        14,851      14,738       15,149       20,494
Stockholders' equity.........................         94,303        88,896      88,433       87,145       88,030

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company, through its subsidiaries, has three principal areas of operation:

         (a)   Investor and its subsidiaries in Hungary;

         (b)   Israel Tractor in Israel; and

         (c) Balton and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Kenya and Uganda and the Cote d'Ivoire.

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

         The Company has restated its previously reported Consolidated Statements of Operations and Comprehensive Loss, for the quarter ended March 31, 2000, as more fully explained in Note M (Quarterly Financial Data) to the Consolidated Financial Statements appearing elsewhere in this Report.

2000 COMPARED TO 1999

         The table below sets forth for 2000 and 1999 certain information with respect to the results of operations of the Company and its principal subsidiaries.

                                                                              INCOME BEFORE
                                                                            INCOME TAXES AND
2000                            NET SALES             GROSS PROFIT         MINORITY INTERESTS      NET INCOME (LOSS)
----                            ---------             ------------         ------------------      -----------------
                            Amount        %         Amount        %         Amount         %          Amount        %
                        (in millions)            (in millions)           (in millions)             (in millions)
IIC Industries Inc.
(parent company)              $--         --         $ --        --           $0.7        7.3         $0.3       3.6
Israel Tractor &
Equipment Co. (Israel)        $60.1      33.6        $14.1      32.1          $1.3       13.5         $1.3      15.7
Balton CP Group (Africa)      $68.4      38.2        $19.9      45.3          $0.9        9.4         $0.6       7.2
Investor RT Group
(Hungary)                     $50.4      28.2         $9.9      22.6          $6.7       69.8         $6.1      73.5
                              -----      ----         ----      ----          ----       ----         ----      ----
                             $178.9       100        $43.9       100          $9.6        100         $8.3       100
                             ======       ===        =====       ===          ====        ===         ====       ===

                                                                              INCOME BEFORE
                                                                            INCOME TAXES AND
1999                            NET SALES             GROSS PROFIT         MINORITY INTERESTS      NET INCOME (LOSS)
----                            ---------             ------------         ------------------      -----------------
                             Amount        %         Amount        %         Amount         %          Amount        %
                         (in millions)            (in millions)           (in millions)             (in millions)
IIC Industries Inc.
(parent company)              $--         --         $--         --          $(0.6)     (7.5)        $(0.6)   (10.3)
Israel Tractor &
Equipment Co. (Israel)        $54.2      30.3        $14.3      30.0          $1.6       20.2         $1.1     19.0
Balton CP Group (Africa)      $69.2      38.6        $19.0      40.0          $0.9       11.4         $0.1      1.7
Investor RT Group
(Hungary)                     $55.7      31.1        $14.3      30.0          $6.0       75.9         $5.2     89.6
                              -----      ----        -----      ----          ----       ----         ----     ----
                             $179.1       100        $47.6       100          $7.9        100         $5.8      100
                             ======       ===        =====       ===          ====        ===         ====      ===


The table below sets forth for 2000 and 1999 certain information with respect to the results of operations of the Company and its five principal business segments:

                                                  2000                                                1999
                                                               Operating                                                Operating
                          Net sales          Gross Profit     Income (Loss)     Net Sales             Gross Profit     Income (Loss)
                          ---------          ------------     -------------     ---------             ------------     ------------
                          Amount      %      Amount     %        Amount           Amount      %       Amount      %       Amount
                       (in millions)      (in millions)       (in millions)   (in millions)       (in millions)        (in millions)
------------------------------------------------------------------------------------------------------------------------------------
Vehicle sales and          $11.5     6.4      $1.3     3.0         $0.2           $14.7      8.2      $1.8       3.8       $0.2
distribution
(Investor)
Export and import of        35.0    19.6       8.2    18.7          0.1            30.8     17.2       8.8      18.5       (0.1)
agricultural products
(Investor)
Other Industries             3.9     2.2       0.4     0.9         (2.8)           10.2      5.7       3.7       7.6       (3.3)
(Investor)
Tractor and heavy                                                   0.6                                                     0.7
equipment                   60.1    33.6      14.1    32.1                         54.2     30.3      14.3      30.0
(Israel Tractor)
Agricultural,
communications and          68.4    38.2      19.9    45.3          7.0            69.2     38.6      19.0      40.1        7.7
                            ----    ----      ----    ----          ---            ----     ----      ----      ----        ---
electrical equipment
(Balton)

                          $178.9   100       $43.9   100.0          5.1          $179.1    100       $47.6     100.0        5.2
                          ======   ===       =====   =====          ===          ======    ===       =====     =====        ===

         2000 COMPARED TO 1999

         1.    Investor

         The operations of three of the Company's segments are conducted in Hungary through Investor. During 1999, Investor continued to restructure certain unprofitable operations. See Item 1. Business - Investor.

Vehicle Sales and Service Segment
---------------------------------

               o Net sales for 2000 decreased by approximately $3.2 million or approximately 21.8%, as compared to 1999, due to difficult market conditions, leading to lower sales of new vehicles. The declining exchange rate of the Hungarian Forint to the U.S. Dollar had a negative impact of approximately $1.9 million.

               o Gross profit for 2000 decreased by approximately $500,000 to approximately $1.3 million (representing 11% of net sales for such year) from approximately $1.8 million in 1999 (representing 12% of net sales for such year), due principally to price competition within the market.

               o Operating income was approximately $200,000 in 2000 and 1999. The operating income held steady, notwithstanding the reduction in gross profit, due to strict cost controls in all areas of the business.

Export/Import and Processing/Storage of Agricultural Products Segment
---------------------------------------------------------------------

               o Net sales for 2000 increased by approximately $4.2 million, or approximately 14%, as compared to 1999, primarily from increased marketing and the availability of export channels mainly to Romania.

               o Gross profit for 2000 decreased by approximately $600,000, or approximately 7%, to approximately $8.2 million (representing 23% of net sales for such year) from approximately $8.8 million in 1999 (representing 29% of net sales for such year). The reduction reflected the inability to increase the finished product prices to compensate for the substantial raw material cost increase, which was mainly due to a poor harvest in Hungary both in quality and quantity.

               o Operating income for 2000 increased by approximately $200,000, to an operating gain of approximately $100,000 from an operating loss of approximately $100,000 in 1999, reflecting both the benefits from the merger early in 2000 of the milling companies and the strict cost control applied within the business.

Other Industries
----------------

               o Net sales for 2000 decreased by approximately $6.3 million, or approximately 62%, as compared to 1999 due to the fact that, in accordance with GAAP, the 2000 financial results of the warehousing business were not consolidated, but rather treated as equity earnings.

               o Gross profit for 2000 decreased by approximately $3.3 million, or approximately 89% to approximately $400,000 (representing 10% of net sales for such year) from approximately $3.7 million in 1999 (representing 36% of net sales for such year). This decrease was due to the fact that, in accordance with GAAP, the 2000 financial results of the warehousing business were not consolidated, but rather treated as equity earnings.

               o Operating loss for 2000 decreased by $500, due to the fact that, in accordance with GAAP, the 2000 financial results of the warehousing business were not consolidated, but rather treated as equity earnings.

         2.    Israel Tractor: Tractors and Heavy Equipment Segment

               o Net sales for 2000 increased by approximately $5.9 million, or approximately 11% as compared to 1999. The sales growth was due to: (i) machine sales increased by $2.9 million (primarily from a few major sales of Caterpillar machines); (ii) spare parts increased by $1.3 million; and (iii) service income increased by $1.7 million (mainly due to a Navistar truck global maintenance contract for a customer).

               o Gross profit for 2000 decreased by $200,000, or 1.4%, to $14.1 million (representing 23.5% of net sales for such year) from $14.3 million in 1999 (representing 26% of net sales for such year). This decrease was due to stronger competition of machinery sales to the construction and infrastructure segment. This decrease was partially offset by increased gross profits and the gross profit percentage from service maintenance.

               o  Operating income for 2000 declined slightly from 1999.

         3.    Balton: Agricultural, Communications and Electrical Equipment
               Segment

               o Net sales for 2000 decreased by $800,000, or approximately 1.2%, as compared to 1999, principally due to the suspension, during 2000, of work on the Katsina, Nigeria water treatment plant contract.

               o Gross profit for 2000 increased by $900,000, or approximately 4.7%, to $19.9 million (representing 29% of net sales for such year) from $19 million in 1999 (representing 27% of net sales for such year). Approximately half of the increase was due to improved selling prices or efficiencies in workshop activities relating to services supplied to coffee and cocoa processing plants and the remainder to more profitable sales replacing the lower gross profit sales achieved on the Katsina project in 1999.

               o Operating income for 2000 decreased by $700,000 to $7 million (representing 10.2% of net sales for such year), from $7.7 million in 1999. This decrease was due to lower foreign currency losses, which lowers selling prices and gross profits.

Analysis of other income and expenses items
-------------------------------------------

         Interest income. Interest income increased in 2000 by approximately $363,000, or approximately 45%, to approximately $1.2 million. The increase is primarily due to a shift in the cash balances to countries which have higher rates of interest. The cash balances are in countries in which the Company has operations.

         Foreign currency gains and losses. There was a foreign currency net loss in 2000 of $1.9 million compared to a loss in 1999 of $4.3 million. This decrease was primarily attributable to lower payable balances in foreign currency in Africa and Hungary.

         In addition, the foreign translation adjustment loss (see stockholders' equity calculation) increased from approximately $39.8 million in 1999 to approximately $42.6 million in 2000 due to the devaluation of the Hungarian Forint.

         Gain on sale of non-current assets. Gain on sale of non-current assets in 2000 was $2.6 million in 2000 due primarily to the sale of an equity interest in an Israeli oil and gas venture.

         Interest expense. Interest expense in 2000 increased by approximately $800,000. This increase is primarily due to increased borrowings during the year to finance inventory in the agricultural businesses.

         Income before income taxes and minority interests. Income before income taxes and minority interests in 2000 increased by approximately $1.7 million, or approximately 22%, to approximately $9.6 million in 2000 (representing approximately 5.3% of net sales for that year) from approximately $7.9 million in 1999 (representing approximately 4.4% of net sales for that year).

         Minority interest. Minority interest in 2000 increased by $435,000.

         Income Taxes. Income taxes in 2000 decreased by $1.3 million or approximately 67% to $641,000.

1999 COMPARED TO 1998

         The table below sets forth for 1999 and 1998 certain information with respect to the results of operations of the Company and its principal subsidiaries.

                                                                            INCOME BEFORE
                                                                           INCOME TAXES AND
1999                            NET SALES            GROSS PROFIT         MINORITY INTERESTS       NET INCOME (LOSS)
----                            ---------            ------------         ------------------       -----------------
                            Amount        %         Amount       %         Amount         %         Amount        %
                            ------        -         ------       -         ------         -         ------        -
                         (in millions)           (in millions)          (in millions)            (in millions)
IIC Industries Inc.
(parent company)              $--         --         $--         --          $(0.6)     (7.5)        $(0.6)   (10.3)
Israel Tractor &
Equipment Co. (Israel)        $52.2      30.3        $14.3      30.0          $1.6       20.2         $1.1     19.0
Balton CP Group (Africa)      $69.2      38.6        $19.0      40.0          $0.9       11.4         $0.1      1.7
Investor RT Group
(Hungary)                     $55.7      31.1        $14.3      30.0          $6.0       75.9         $5.2     89.6
                              -----      ----        -----      ----          ----       ----         ----     ----
                             $179.1      100         $47.6      100           $7.9       100          $5.8      100



1998                              Net Sales              Gross Profit           Income before      Net Income (Loss)
----                              ---------              ------------         Income Taxes and     -----------------
                                                                             Minority Interests
                               Amount         %         Amount         %       Amount       %       Amount        %
                               ------         -         ------         -       ------       -       ------        -
                            (In millions)            (In millions)               (In                  (In
                                                                              millions)            millions)
IIC Industries Inc.                $--        --           $--         --      $ (0.5)   (7.9)       $(0.6)   (16.7)
(parent company)

Israel Tractor &                 $57.8      28.4         $15.7       32.2          0.5     7.9        (0.3)    (8.3)
Equipment Co. (Israel)

Balton CP Group (Africa)          68.0      33.4          18.6       38.2          2.7    42.9          0.9     25.0

Investor Rt. Group                77.9      38.2          14.4       29.6          3.6    57.1          3.6    100.0
                                  ----      ----          ----       ----          ---    ----          ---    -----
(Hungary)

                                $203.7       100         $48.7        100         $6.3     100         $3.6      100
                                ======       ===         =====        ===         ====     ===         ====      ===


The table below sets forth for 1999 and 1998 certain information with respect to the results of operations of the Company and its five principal business segments:

                                               1999                                                  1998
                                                               Operating                                              Operating
                           Net sales        Gross Profit         Income          Net Sales         Gross Profit          Income
                           ---------        ------------         -------         ---------         ------------          ------
                                                                (Loss)                                                   (Loss)
                                                                -------                                                  ------
                         Amount     %      Amount     %         Amount        Amount      %      Amount      %
                          (In               (In                  (In           (In                (In                  Amount
                        millions)         millions)            millions)     millions)          millions)           (In millions)
----------------------- --------- ------- --------- ------- ---------------- --------- -------- --------- --------- -------------
Vehicle sales and          $14.7     8.2      $1.8     3.8         $0.2         $13.7      6.7      $1.4       2.9        $0.1
distribution
(Investor)
Export and import of        30.8    17.2       8.8    18.5        (0.1)          60.0     29.5      10.3      21.1         0.3
agricultural products
(Investor)
Other Industries            10.2     5.7       3.7     7.6        (3.3)           4.2      2.1       2.7       5.5       (2.4)
(Investor)
Tractor and heavy                                                   0.7                                                    0.7
equipment                   54.2    30.3      14.3    30.0                       57.8     28.4      15.7      32.3
(Israel Tractor)
Agricultural,
communications and          69.2    38.6      19.0    40.1          7.7          68.0     33.3      18.6      38.2         6.4
                            ----    ----      ----    ----          ---          ----     ----      ----      ----         ---
electrical equipment
(Balton)

                          $179.1   100       $47.6  100.0           5.2        $203.7    100       $48.7    100           $5.1
                          ======   ===       =====  =====           ===        ======    ===       =====    ===           ====



         Net Sales. Net sales on a consolidated basis in 1999 decreased by $25 million as compared to 1998. This decrease was mainly attributable to a reduction in demand for Israel Tractor's products and the reorganization of Investor's agricultural commodity trading business.

         Gross profit. Gross profit on a consolidated basis in 1999 decreased by approximately $1.02 million, or approximately 2.1%, to $47.6 million, or approximately 26.6% of net sales, from approximately $48.7 million, or approximately 23.9% of net sales, in 1998. This decrease was primarily attributable to the reorganization of Investor's agricultural commodity trading business.

         Operating income. Operating income on a consolidated basis in 1999 increased by approximately $130,000, to approximately $5.2 million, or approximately 2.9% of net sales, from approximately $5.1 million, or approximately 2.5% of net sales in 1998. This increase was principally due to higher sales and gross profit in Balton.

         Interest income. Interest income decreased in 1999 by approximately $438,000, or approximately 35%, to approximately $815,000 due to lower cash balances and lower rates of interest in the various counties in which the Company's operations are located.

         Equity in Earnings of Affiliates. Equity in Earnings of Affiliates decreased by $71,000 in 1999, primarily due to the Danubius Investment.

         Foreign currency gains and losses. There was a foreign currency net loss in 1999 of $4.3 million compared to a loss in 1998 of $2.6 million. This increase was primarily attributable to devaluation's of local currency in Africa. In addition, the foreign translation adjustment loss (see stockholders' equity calculation) increased from approximately $34.4 million in 1998 to approximately $39.7 million in 1999 due primarily to the weakness of various local currencies.

         Gain on sale of non-current assets. Gain on sale of non-current assets in 1999 increased by approximately $1.9 million, to approximately $2.3 million, primarily due to the gain on the sale of 50% of the shares of AII, Depo and DP Invest.

         Interest expense. Interest expense in 1999 decreased by approximately $1.3 million. This decrease is primarily due to the decrease in bank loans and lower rates of interest.

         Income before income taxes and minority interests. Income before income taxes and minority interests in 1999 increased by approximately $1.6 million, or approximately 25.4%, to approximately $7.7 million in 1999 (representing approximately 4.4% of net sales for that year) from approximately $6.3 million in 1998 (representing approximately 3.1% of net sales for that year).

         Minority interest. Minority interest in 1999 decreased by approximately $250,000.

         Income Taxes. Income taxes in 1999 decreased by approximately $300,000 or approximately 13% to $1.9 million.

         Net income. Net income for 1999 increased by $2.2 million from approximately $3.6 million in 1998 to approximately $5.8 million in 1999.

         1.    Investor

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

               o Operating income was approximately $200,000 in 1999 as compared to operating income of approximately $100,000 in 1998.

         The increases were primarily due to more vehicles being sold while maintaining the margins.

Export/Import and Processing/Storage of Agricultural Products Segment
---------------------------------------------------------------------

               o Net sales for 1999 decreased by approximately $29 million, or approximately 49%, as compared to 1998.

               o Gross profit for 1999 decreased by approximately $1.5 million, or approximately 15%, to approximately $8.8 million (representing 29% of net sales for such year) from approximately $10.3 million in 1998 (representing 17% of net sales for such year).

               o Operating income for 1999 decreased by $400,000, to an operating loss of $100,000 from approximately an operating profit of $300,000 in 1998.

         The decrease in net sales and gross profit was primarily due to the restructuring of the agricultural commodity business. The decrease in operating income was primarily due to market conditions.

Other Industries
----------------

               o Net sales for 1999 increased by approximately $6 million, or approximately 143%, as compared to 1998.

               o Gross profit for 1999 increased by approximately $1 million, or approximately 37% to approximately $3.7 million (representing 36% of net sales for such year) from approximately $2.7 million in 1998 (representing 64% of net sales for such year)

               o Operating loss for 1999 was $200,000 increased by $900,000 in 1998.

         The increase in net sales and gross profits was due to the consolidation during the year of the warehousing and distribution business. The increase in the operating loss was primarily due to losses incurred at the warehousing and distribution business.

         2.    Israel Tractor: Tractors and Heavy Equipment Segment

               o Net sales for 1999 decreased by approximately $3.6 million, or approximately 6.2% as compared to 1998, due to a reduction in demand for the Company's products.

               o Gross profit for 1999 decreased by $1.4 million, or 8.9%, to $14.3 million (representing 26.0% of net sales for such year) from $15.7 million in 1998 (representing 27.2% of net sales for such year). This decrease was due to the reduction in net sales.

               o  Operating income for 1999 did not increase from 1998.

         3.    Balton: Agricultural, Communications and Electrical Equipment
               Segment

               o Net sales for 1999 increased by $1.2 million, or approximately 1.8%, as compared to 1998 principally due to higher demand for the products.

               o Gross profit for 1999 increased by $400,000, or approximately 2.7%, to $19.0 million (representing 27.5% of net sales for such year) from $18.6 million in 1998 (representing 27.4% of net sales for such year). This increase was due to the increase in sales.

               o Operating income for 1999 increased by $1.3 million to $7.7 million (representing 11.1% of net sales for such year), from $6.4 million in 1998. This increase was due to the increase in sales and gross profits.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 2000. At December 31, 2000, the Company and its wholly-owned Israel Tractor subsidiary had working capital of $16.6 million, including cash and cash equivalents of $2.9 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%.

The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

         At December 31, 2000, Balton, Investor and Israel Tractor had outstanding short-term indebtedness of approximately $6.6 million, $3.9 million and $5.2 million, respectively. At December 31, 2000, Investor and its subsidiaries, had credit lines of $14.2 million which are considered adequate for the present purposes of the business. At December 31, 2000, Balton, Investor and Israel Tractor had unused lines of short-term credit of $3.1 million, $4.0 million and $3.9 million, respectively.

         The Investor Group made capital expenditures of approximately $977,000 in 2000 for the purchase of property, vehicles and equipment from internally generated funds. In 2000, Balton and Israel Tractor made capital expenditures from internally generated funds of approximately $971,000 and $614,000, respectively, for the purchase of vehicles and equipment.

INCOME TAXES
------------

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

INFLATION
---------

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

         There was no inflation in Israel in 2000. There was insignificant devaluation of the Israeli shekel against the U.S. Dollar in 2000.

         Significant rates of inflation persisted in the African countries where Balton operates, triggering significant devaluations of certain local currencies.

ITEM  7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK
--------------------------------------

         Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 2000, the income from the Company's Hungarian and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which until the end of 1999 was subject to a programmed devaluation and floated against a basket of two currencies (the U.S. dollar and the European Currency Unit, Euro), underwent devaluations against the U.S. dollar at the rate of 12 % during 2000. Since the beginning of 2000, the Hungarian currency is subject to a programmed devaluation solely against the Euro and has been further devalued by approximately 5% against the U.S. dollar. Since the functional currency for Investor is the Hungarian Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain of African countries such as Zambia and Uganda operate in hyper-inflationary economies. See Notes A(10) and J of Notes to Consolidated Financial Statements filed under Item 8 of this Report.

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

         Current pricing models were used to estimate the fair values of foreign currency forward contracts, and call options. The- counterparties to these contracts are creditworthy multinational commercial banks or other financial institutions, which are recognized market makers.

DISCLOSURE ABOUT INTEREST RATE RISK
-----------------------------------

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2001, although there can be no assurances that interest rates will not significantly change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and required financial statement schedules of the Company are located beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors and Executive Officers of the Company and certain executive officers of its subsidiaries are as follows:

        NAME                                AGE       POSITION WITH THE COMPANY
        Sir Bernard Schreier                 83       Chairman of the Board, President and Director
        Fortunee F. Cohen                    73       Secretary
        Robert M. Levy(1)                    46       Director
        Robert Glatter(1)                    64       Director
        John E. Smith                        52       Director,  Chief Financial Officer and Assistant Secretary
        Wilfred Wyler                        93       Director
        Alfred L. Simon(1)                   60       Director
        Jozsef Ferenc Polgar                 58       Chief Executive Officer of Investor
        Zvi Borowitsh                        63       Managing Director of Israel Tractor
        Moshe Gershi                         49       General Manager of Balton

        ----------------------

        (1)      Member of Audit Committee

         Sir Bernard Schreier has been the Chairman of the Board and a Director of the Company since August 6, 1989, and has been President of the Company since October 25, 1989. Sir Bernard serves as Chairman of the Board and Managing Director of the CP Holdings Limited. CP Holdings Limited, which through a wholly-owned subsidiary, is the majority stockholder of the Company. Sir Bernard also serves as Chairman of Bank Leumi (UK) PLC. and is currently a director of Bank Leumi (Switzerland).

         Fortunee F. Cohen has served as Secretary of the Company since October 25, 1989. Prior to her appointment as Secretary, Ms. Cohen was the Director of Shareholder Relations of the Company.

         Robert M. Levy was elected as a Director of the Company on November 14, 2000. Mr. Levy has been an Executive Director of the CP Holdings Limited since May 1, 1998. Prior to that, Mr. Levy was with Bank Leumi (UK).

         Robert Glatter was appointed a Director of the Company on August 1, 2000. Since June 1967, Mr. Glatter has been self-employed as a financial consultant. Mr. Glatter has been a Non-Executive Director of CP Holdings Limited since May 1, 1998. Prior to that, Mr. Glatter was a partner of Blick Rothenberg, Chartered Accountants. Mr. Glatter currently serves as a director of Bank Leumi
(UK).

         John E. Smith was appointed a Director of the Company on October 25, 1998. Mr. Smith has been Chief Financial Officer and Assistant Secretary of the Company since November 2000. Mr. Smith has been an Executive Director of the CP Holding Limited since January 1, 1992.

         Wilfred Wyler has been a Director of the Company since 1985 and is a senior partner in the certified public accounting firm of Wilfred Wyler and Co.

         Alfred L. Simon has been a Director of the Company since September 4, 1990. Since June 1988, Mr. Simon has been a Managing Associate of American Capital Group. From 1985 to 1987, Mr. Simon was Vice President of Corporate Finance at Gruntal & Co., Incorporated.

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

ITEM 11. EXECUTIVE COMPENSATION

         No executive officer of the Company received any compensation in 2000.

         In November 1989, the Company entered into an agreement with CP Holdings Limited ("CP Holdings") pursuant to which the Company pays CP Holdings $4,000 per month in reimbursement of amounts paid by CP Holdings to certain officers of the Company for time spent working for the Company. In addition, in fiscal year 2000, the Company's subsidiaries incurred management fees and other expenses payable to CP Holdings in the aggregate amount of $828,000. CP Holdings beneficially owns approximately 78% of the Company's Common Stock.

         The Company has not granted restricted stock or options to purchase Common Stock to its officers or employees.

COMPENSATION OF DIRECTORS
-------------------------

         Each Director of the Company receives a fee of $10,000 per annum plus $500 for attendance at each meeting of the Board of Directors. All Directors are reimbursed for all reasonable expenses incurred by them in acting as a Director or as a member of any committee of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 31, 2001, concerning the ownership of the Company's Common Stock by (a) each person who, to the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock, (b) each of the Company's current directors, executive officers and significant employees, and (c) the Company's current directors, executive officers and significant employees, as a group. Except as otherwise indicated, the stockholders listed in the table have the sole voting and investment power with respect to the shares indicated.


-------------------------------------------------------------------------------
                                               SHARES OF
       NAME AND ADDRESS OF                   COMMON STOCK            PERCENT
         BENEFICIAL OWNER                  BENEFICIALLY OWNED        OF CLASS
-------------------------------------------------------------------------------
Kenyon Phillips Limited                       4,431,187(1)            77.8%
c/o CP Holdings Limited
Otterspool Way
Watford
Hertfordshire WD25 8JP England
-------------------------------------------------------------------------------
CP Holdings Limited                           4,431,187(2)            77.8%
Otterspool Way
Watford
Hertfordshire WD25 8JP England
-------------------------------------------------------------------------------
The Estate of Gideon Schreier                 4,499,187(3)            79.0%
Kensworth House
The Lynch, Nr. Kensworth
S Beds LU6 3QZ England
-------------------------------------------------------------------------------
Robert M. Levy                                4,431,187(4)            77.8%
50/1, Belsize Square
London, NW3 4HN
-------------------------------------------------------------------------------
John Smith                                    4,431,187(4)            77.8%
10 Bearswood End
Beaconsfield, Bucks HP9 2NR England
-------------------------------------------------------------------------------
Robert Glatter                                -0-                       --
41 Downage
London, NW4 1AS
-------------------------------------------------------------------------------
Wilfred Wyler                                 -0-                       --
333 Central Park West
New York, New York 10025
-------------------------------------------------------------------------------
Alfred L. Simon                               -0-                       --
334 West 87th Street, #6A
New York, New York 10024
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Fortunee F. Cohen                                      96(5)              *
1967 East 1st Street
Brooklyn, New York 11223
-------------------------------------------------------------------------------
Jozsef Ferenc Polgar                                   -0-               --
1133 Budapest
Ipoly UTCA 5/F
Hungary
-------------------------------------------------------------------------------
Moshe Gershi                                           -0-               --
16 Ravenscroft Avenue
London NW11 England
-------------------------------------------------------------------------------
Zvi Borowitsh                                          -0-               --
8 Hamanor Street
P.O.B. 214 Holon
58101 Israel
-------------------------------------------------------------------------------
All directors and officers as a group (10 persons)     4,431,283       77.8%
-------------------------------------------------------------------------------


* Represents beneficial ownership of less than 1% of the Common Stock of the Company.

(1) Kenyon Phillips Ltd ("Kenyon") directly owns an aggregate of 4,431,187 shares of Common Stock of the Company, constituting 77.8% of the Company's outstanding voting securities. According to the Schedule 13D filed by Kenyon, it is owned and controlled by CP Holdings Ltd.

(2) Represents 4,431,187 shares of Common Stock beneficially owned by CP Holdings Ltd. through its wholly-owned subsidiary, Kenyon. Sir Bernard Schreier is Chairman and Managing Director of CP Holdings Ltd. The Company is informed that 65% of CP Holdings' voting securities are beneficially owned by Sir Bernard Schreier. Sir Bernard owns 5% of the shares directly and serves as trustee for (i) a trust for the benefit of his late son's family, which owns 30% of the shares, (ii) a trust for the benefit of his daughter, which owns 25% of the shares, and
       (iii) a trust for the benefit of his daughter's children, which owns 5% of the shares. In addition, Sir Bernard's daughter owns 25% of CP Holdings' voting securities.

(3) Includes 68,000 shares of Common Stock directly owned by the Estate of Gideon Schreier and 4,431,187 shares of Common Stock beneficially owned by CP Holdings Ltd., through its wholly-owned subsidiary, Kenyon. The Company is informed that 10% of CP Holdings' voting securities are directly owned by the Estate of Gideon Schreier.

(4) Represents 4,431,187 shares of Common Stock beneficially owned by CP Holdings Ltd. through its wholly-owned subsidiary Kenyon. Mr. Levy and Mr. Smith are executive directors of CP Holdings Ltd. and directors of the Company.

(5) Represents 96 shares of Common Stock beneficially owned by Fortunee F. Cohen, as custodian for Joyce Cohen and Elliott Cohen, who each own 48 shares of Common Stock. Ms. Cohen is the Company's Secretary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to an agreement with CP Holdings, the Company pays CP Holdings $4,000 per month in reimbursement of amounts paid by CP Holdings to certain officers of the Company for time spent working for the Company. In addition, the Company's subsidiaries paid CP Holdings an aggregate of $828,000 in management fees for management services in 2000.

         During 2000, 1999 and 1998, Israel Tractor purchase machinery and equipment, which at the request of the supplier was channeled through CP Holdings. For the rendering of this service, CP Holdings received a fee of 2% of the purchases, or approximately $306,000, $279,000 and $287,000 during 2000, 1999 and 1998, respectively. The fee was used to cover administrative, financing and dealings with the supplier.

         During 2000, Israel Tractor advanced $3.3 million to CP Holdings, for a period of up to one year, with an option to renew the loan after giving 30 days prior notice. The loan is linked to the higher of the exchange rate of the U.S. dollar or the increase in the Consumer Price Index, and bears linked interest, which is charged quarterly, at the annual rate of 4%, based on the linkage terms of the principal of the loan. Because of the intention to renew the loan, the loan has been presented as a long term asset in the financial statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

IIC INDUSTRIES INC. AND SUBSIDIARIES

     (a) (1) Financial Statements
             --------------------

                                                                                                      Page
                                                                                                      ----
       Financial Statement Index

       Report of KPMG Hungary Kft.............................................................        F-1

       Consolidated Balance Sheets as at December 31, 2000 and December 31, 1999..............        F-2

       Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.        F-4

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,         F-5
       1999 and 1998..........................................................................

       Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and           F-6
       1998...................................................................................

       Notes to Financial Statements..........................................................        F-8

       (a) (2) Financial Statement Schedules

       Schedule II - Valuation Allowance Accounts.............................................       F-33

       (a) (3) Financial Statements of Danubius Hotel and Spa Rt. And
       Subsidiaries

     (b) Reports on Form 8-K:

         None

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

                         112 filed with the Commission on April 29, 1992)

            10.1 Agreement dated May 2, 1991 by and between the Registrant, Balton B.V., Koor Trade Limited and Balton C.P. Limited for acquisition of 51% interest in Balton C.P. Limited (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

            10.2 Share Purchase Agreement dated January 28, 1992 by and between the Registrant and the State Property Agency of the Republic of Hungary for acquisition of 60% interest in Investor Rate (Incorporated by reference to Exhibit G to Amendment No. 2 to Application for an Order pursuant to Section 8(f) of the Investment Company Act of 1940 declaring that IIC Industries, Inc. (formerly Israel Investors Corporation) has ceased to be an Investment Company)

            10.3 Agreements dated May 26, 1993 between Interag Kereskedelmi Reszvenytarsag and Shell Overseas Holdings Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)

            10.4 Agreement dated May 26, 1993 between GMV of Bekes and Agrimpex Rt. (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)

            10.5 Agreement dated December 9, 1994 between the Registrant and the State Property Agency of the Republic of Hungary for the acquisition of an additional 23% interest in Investor Rt.

            21.1         List of Subsidiaries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 16, 2001

                                             IIC Industries Inc.


                                             By:
                                                 -------------------------------
                                                 Sir Bernard Schreier, Chairman
                                                 of the Board and President
                                                 (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                                     TITLE                              DATE
---------                                                     -----                              ----

                                         Chairman of the Board, President and               April 16, 2001
--------------------------------         Director(Principal Executive Officer)
Sir Bernard Schreier

                                         Director                                           April 16, 2001
--------------------------------
Robert M. Levy

                                         Director                                           April 16, 2001
--------------------------------
Robert Glatter

                                         Director, (Principal Financial Officer and         April 16, 2001
--------------------------------         Chief Accounting Officer)
John E. Smith

                                         Director                                           April 16, 2001
--------------------------------
Wilfred Wyler

                                         Director                                           April 16, 2001
--------------------------------
Alfred L. Simon

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                          -----------------------------


                                    EXHIBITS

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                           COMMISSION FILE NO. 811-854

                          -----------------------------

                               IIC INDUSTRIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          -----------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                          Independent Auditors' Report

The Board of Directors
IIC Industries, Inc.:

We have audited the accompanying consolidated balance sheets of IIC Industries Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IIC Industries Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each year in the two-year period then ended, in conformity with generally accepted accounting principles in the United States.

We have also audited Schedule II of the Company for the year ended December 31, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein for the years ended December 31, 2000 and 1999.



KPMG Hungaria Kft.

Budapest, Hungary
April 16, 2001

                                      IIC Industries, Inc. and Subsidiaries

                                           CONSOLIDATED BALANCE SHEETS

                                                December 31, 2000
                                (dollar amounts in thousands, except share data)



                        ASSETS                                  2000            1999
                                                              --------        --------
CURRENT ASSETS
    Cash and cash equivalents                                   $9,486          $9,563
    Accounts receivable, net of allowances for doubtful         45,477          38,524
       accounts of $3,368 in 2000 and $2,680 in 1999
    Inventories, net                                            31,744          32,554
    Other current assets                                         8,475           9,688
                                                                ------        --------

         Total current assets                                   95,182          90,329


DUE FROM AFFILIATE                                               3,300           3,150

PROPERTY AND EQUIPMENT, NET                                     23,555          26,135


INVESTMENTS                                                     57,421          46,809


OTHER ASSETS                                                     2,281           6,741
                                                              --------        --------

                                                              $181,739        $173,164
                                                              ========        ========



The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                           December 31, 2000 and 1999
                (dollar amounts in thousands, except share data)

              LIABILITIES AND STOCKHOLDERS' EQUITY                   2000              1999
                                                                  ----------        ---------
CURRENT LIABILITIES
    Accounts payable                                              $   25,367          $21,564
    Bank loans                                                        15,661           19,018
    Current maturities of long-term debt                                 608            3,005
    Accrued expenses and other payables                               12,357           11,597
    Due to related parties                                             2,618            1,947
    Advances from customers                                            2,706            2,609
                                                                      ------        ---------

         Total current liabilities                                    59,317           59,740

LONG-TERM DEBT, less current portion                                   5,348            1,197

DUE TO AFFILIATES                                                        825            2,046

OTHER LIABILITIES                                                      7,699            6,434

MINORITY INTERESTS                                                    14,247           14,851
                                                                      ------         --------

                                                                      87,436           84,268
                                                                    --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share; authorized
       7,200,000 shares; issued 6,343,224 shares                       1,586            1,586
    Additional paid-in capital                                        22,941           22,941
    Retained earnings                                                115,128          106,816
    Accumulated other comprehensive loss                             (42,627)         (39,722)
    Less treasury stock - at cost (649,752 shares)                    (2,725)          (2,725)
                                                                    --------     ----------

                                                                      94,303           88,896
                                                                    --------        --------

                                                                    $181,739        $ 173,164
                                                                    ========        ========

The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2000, 1999 and 1998
         (dollar amounts in thousands, except share and per share data)

                                                               2000            1999             1998
                                                             ---------       ---------        --------
Net sales                                                     $178,927        $179,111        $203,710
Cost of sales                                                  135,068         131,483         155,059
                                                             ---------       ---------         -------

         Gross profit                                           43,859          47,628          48,651

Selling, general and administrative expenses                    38,781          42,388          43,543
                                                             ---------       ---------        --------

         Operating income                                        5,078           5,240           5,108
                                                             ---------       ---------        --------

Other income (expense)
    Interest income                                              1,178             815           1,253
    Dividend income                                                 52                              31
    Equity in earnings of affiliates                             4,953           4,290           4,361
    Foreign currency loss                                       (1,857)         (4,299)         (2,563)
    Gain on sale of noncurrent assets                            2,566           2,340             410
    Interest expense                                            (2,282)         (1,475)         (2,776)
    Rental income                                                2,172           3,191           1,950
    Other, net                                                  (2,288)         (2,242)         (1,504)
                                                             ---------       ---------        --------

                                                                 4,494           2,620           1,162
                                                                 -----       ---------        --------
         Income before income taxes and
           minority interest                                     9,572           7,860           6,270

Income taxes                                                       641           1,915           2,207
                                                                 -----       ---------        --------

         Income before minority interests                        8,931           5,945           4,063

Minority interests                                                (619)           (184)           (434)
                                                                 -----       ---------           -----

         NET INCOME                                             $8,312          $5,761       $   3,629
                                                                ======          ======       =========

Basic net income per common share                               $ 1.46           $1.01           $0.64
                                                                ======           =====           =====
Basic average number of common shares
    Outstanding                                              5,693,472       5,693,472       5,693,472
                                                             =========       =========       =========



The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998
                (dollar amounts in thousands, except share data)

                                                                                      Accumulated
                                                        Additional                       other
                                            Common       paid-in       Retained      comprehensive      Treasury
                                             stock       capital       earnings           loss            stock          Total
                                            ------      ----------     --------      -------------      ---------      ---------
Balance at January 1, 1998                  $1,586       $22,941        $97,426        $(32,083)        $(2,725)        $87,145

Comprehensive income (loss):
    Net income                                                            3,629                                           3,629
    Foreign translation adjustment                                                       (2,341)                         (2,341)
                                                                                                                       --------
                                                                                                                          1,288
                                            ------      ----------     --------      -------------      ---------      ---------

Balance at December 31, 1998                 1,586        22,941        101,055         (34,424)         (2,725)         88,433

Comprehensive income (loss):
    Net income                                                            5,761                                           5,761
    Foreign translation adjustment                                                       (5,298)                         (5,298)
                                                                                                                         -------
                                                                                                                            463
                                            ------      ----------     --------      -------------      ---------      ---------

Balance at December 31, 1999                 1,586        22,941        106,816         (39,722)         (2,725)         88,896

Comprehensive income (loss):
    Net income                                                            8,312                                           8,312
    Foreign translation adjustment                                                       (2,905)                         (2,905)
                                                                                                                         -------
                                                                                                                          5,407
                                            ------      ----------     --------      -------------      ---------      ---------

Balance at December 31, 2000                $1,586       $22,941       $115,128        $(42,627)        $(2,725)       $ 94,303
                                            ======       =======       ========        =========        ========       ========


The accompanying notes are an integral part of this statement.

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998
                          (dollar amounts in thousands)

                                                                               2000           1999         1998
                                                                              -------        -------      -------
Cash flows from operating activities
    Net income                                                                 $8,312        $5,761       $ 3,629
                                                                               ------        ------       -------
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
         Depreciation                                                           2,747         3,054         3,453
         Equity in (earnings) of affiliates, net
           of dividends                                                        (4,831)       (4,290)       (4,361)
         Minority interest                                                        619           184           434
         Gain on sale of noncurrent assets                                     (2,566)       (2,340)         (410)
         Foreign currency loss                                                  1,857         4,299         2,563
         Changes in operating assets and liabilities, net of effects of acquisition and dispositions of businesses:
               Accounts receivable                                             (6,999)       (5,061)        2,165
               Inventories                                                         91          (967)        7,983
               Other assets                                                     2,822        (1,385)          405
               Accounts payable and accrued expenses                            6,334        (1,084)        4,426
               Advances from customers                                            105        (2,237)          372
                                                                               ------        ------        ------

         Total adjustments                                                        179        (9,827)       17,030
                                                                                 ----        ------        ------

         Net cash provided by (used in) operating activities                    8,491        (4,066)       20,659
                                                                               ------        ------        ------
Cash flows from investing activities
    Purchase of subsidiaries, net of cash acquired                             (2,747)         (375)       (3,668)
    Purchase of property and equipment                                         (2,562)       (3,273)       (5,092)
    Purchase of investments                                                    (5,560)       (3,868)      (12,993)
    Purchase of other assets                                                     (274)          (50)       (1,984)
    Advances (to) from affiliates                                                (850)         (758)        1,944
    Proceeds on disposal of property and equipment                              1,848         1,210         1,600
    Proceeds on disposal of investments                                         2,243         1,109           717
    Restricted cash                                                                             367          (156)
    Redemption of notes and loan receivable                                                       _            94
                                                                               ------        ------        ------

         Net cash (used in)  investing activities                              (7,902)       (5,638)      (19,538)
                                                                               ------        ------       -------




The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                  Years ended December 31, 2000, 1999 and 1998
                          (dollar amounts in thousands)

                                                                2000              1999            1998
                                                              ---------         --------         -------
Cash flows from financing activities
    Purchase of share capital by subsidiary                     $(305)           $(1,123)
    Issuance of share capital by subsidiary                       358
    Issuance of long-term debt                                  3,527                850         $ 1,240
    Principal payments on long-term debt                       (1,283)               (78)         (2,641)
    Net (payments) receipts of short-term bank loans           (2,873)             8,845         (11,799)
                                                               -------             -----         -------

         Net cash (used in) provided by financing
             Activities                                          (576)             8,494         (13,200)
                                                                 -----             -----         -------

         Increase (Decrease) in cash and cash
             equivalents during the year before
             effect of exchange rate on cash                       13             (1,210)        (12,079)

Effect of exchange rate on cash                                   (90)              (184)            255
                                                                 -----             ------          -----

              (Decrease) in cash and cash
                 equivalents during the year                      (77)            (1,394)        (11,824)

Cash and cash equivalents at beginning of year                 $9,563             10,957          22,781

Cash and cash equivalents at end of year                       $9,486             $9,563         $10,957
                                                               =======            =======        =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                 $2,538             $1,598          $2,336
      Income taxes                                              1,966              3,109           2,170


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

                        December 31, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Nature of Business and Principles of Consolidation

         IIC Industries, Inc. and Subsidiaries ("IIC" or the "Company") is a majority-owned subsidiary (77%) of a corporation which is wholly-owned by CP Holdings Limited ("CP").

         The consolidated financial statements include the accounts of IIC and all material majority-owned subsidiaries, except where control does not rest with the Company. All material intercompany transactions and balances have been eliminated. IIC is a holding company with subsidiaries in three principal geographic areas: (1) Investor Rt. ("Investor"), a 99%-owned Hungarian holding company which engages in a variety of commercial activities in Hungary, (2) Israel Tractor, a wholly-owned Israeli corporation which distributes tractors and related heavy machinery in Israel, and (3) Balton C.P. Limited ("Balton"), a 51%-owned U.K. holding company with African subsidiaries engaged in the trading business in several African countries.

         Investor's principal subsidiaries are Agrimill/Agrimpex Rt. ("Agrimpex"
         - 65%-owned) and Interag RT ("Interag" - 79%-owned). Agrimpex is primarily engaged in flour milling and animal feed manufacture. Interag is a diversified company whose principal activities consist of a 29% interest in Danubius Hotel & Spa RT. ("Danubius") (see Note E), and the operation of motor dealerships, vehicle service and repair centers and a cold storage facility.

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

                        December 31, 2000, 1999 and 1998



NOTE A (CONTINUED)

     4.  Inventories

         Inventories are stated at the lower of cost (specific identification for heavy machinery or first-in, first-out) or market values.

     5.  Valuation of Long-Lived Asset

         The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at December 31, 2000.

     6.  Property, Plant and Equipment

         Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method at rates calculated to write off the cost of the asset over its expected economic useful life. The rates are as follows:

                                                            Annual
                                                          percentage

                       Buildings                              2-4 %
                       Machinery and equipment               10-20
                       Furniture and fixtures                10-20
                       Motor vehicles                        15-25

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

                        December 31, 2000, 1999 and 1998



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

     10. Foreign Currency Exchange

         Investor uses the local currency, the Hungarian forint, as its functional currency and all assets and liabilities are translated at year-end exchange rates, all income and expense accounts at average rates. Further, Investor records adjustments resulting from the translation as a separate component of stockholders' equity and comprehensive income. The translation adjustments for 2000, 1999 and 1998 were approximately $2.9 million, $5.3 million and $2.3 million, respectively.

         Israel Tractor uses the U.S. dollar as the functional currency, since the dollar is the currency in which most of the significant business of Israel Tractor is conducted or to which it is linked.

         Balton uses the U.S. dollar as the functional currency. These subsidiaries translate monetary assets and liabilities at year-end exchange rates and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Gains and (losses) resulting from the translation of these entities are included in results of operations and are as follows: 2000 - $(606,000); 1999 - $(3,331,000); and 1998 - $(951,000).

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE A (CONTINUED)

         Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or (losses) are included in results of operations and are as follows: 2000 - $(1,251,000); 1999 - $(968,000);
         and 1998 - $(1,612,000).

     11. Comprehensive Income

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires cumulative translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). The cumulative translation adjustment was $(42,627,000), $(39,722,000) and $(34,424,000) as of December 31, 2000, 1999 and 1998, respectively.

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

                        December 31, 2000, 1999 and 1998


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

    15.  New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and for Hedging Activities" ("Statement 133"). In June 2000 the FASB issued Statement of Financial Accounting Standards Board No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133 ("Statement 138"). Statement 133 and Statement 138 require companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. They also require that changes in fair value of a derivative be recognized currently in the statement of operations unless specific hedge accounting criteria are met. The Company adopted Statement 133 and Statement 138 on January 1, 2001. The adoption of Statement 133 and Statement 138 had no material impact on the Company's balance sheet or statement of operations.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE B - ADVANCES FROM CUSTOMERS

     In 1994, Balton B.V. - DWA (Nigeria) Ltd. ("BV-DWA"), a wholly-owned subsidiary of Balton, contracted with a Nigerian Ministry for the construction and installation of a water treatment plant and related facilities in Katsina, Nigeria. In 1996, the original contract period expired. The parties agreed, subject to the revised terms and conditions, at a contract price of $76 million. The parties, also agreed to an extension of time of three years. A further extension is now being negotiated. During 2000, no revenue was recognized. During 1999 and 1998, the Company recognized revenues of $2.6 million, and $1.3 million, respectively. No profit has been recognized in 2000 or 1998. Of the original advances, $1.3 million remains outstanding and is shown as part of Advances from Customers as of December 31, 2000.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE C - INVENTORIES

     Inventories at December 31 are as follows (in thousands):

                                             2000             1999
                                           -------           ------

       Raw material                        $ 5,326           $4,950
       Work in progress                      1,887              517
       Finished goods                       24,531           27,087
                                           -------           ------

                                           $31,744           $32,554
                                           =======           ------

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following (in thousands):

                                                            2000         1999
                                                           -------      ------

       Land                                                 $6,774      $ 7,141
       Buildings and improvements                           15,748       16,576
       Machinery and equipment                               3,968        4,140
       Automotive                                            8,318        8,639
       Furniture and fixtures                                8,010        8,220
       Construction in progress                                183           36
                                                            ------      -------

       Less accumulated depreciation and depreciation      (19,446)     (18,617)
                                                           -------      -------

                                                           $23,555      $26,135
                                                           =======      =======

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE E - INVESTMENTS

     Significant investments in and advances to affiliated companies at December 31 are (in thousands):

                                                  % owned in
                                                 2000 and 1999       2000        1999
                                                 -------------     -------     -------
      Danubius Hotel & Spa Rt. ("Danubius")        46 and 37       $55,079     $44,991

      Other                                                          2,342       1,818
                                                                   -------     -------

                                                                   $57,421     $46,809
                                                                   =======     =======

     Danubius, a publicly quoted company on the Budapest Stock Exchange, owns a number of hotels in Hungary and the Czech Republic, which specialize in spa facilities. Through a series of transactions commencing in February 1995, the Company, primarily through its Interag subsidiary, acquired a 46% interest in Danubius for an aggregate purchase price of approximately $41.6 million. The Company, along with its majority shareholder, owns a controlling interest in Danubius.

     During 1997, Danubius acquired 100% stake in the HungarHotels Chain, for an aggregate purchase price of approximately $45 million. The HungarHotels chain consists of fourteen hotels, of which seven are in Budapest. In 2000, Danubius purchased 90% of a spa hotel chain in the Czech Republic for $17 million.


     At December 31, 2000 and 1999, the quoted market value of the Company's effective investment in Danubius was approximately $53.6 and $54.9 million, respectively.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE E (CONTINUED)

     The following is summarized financial information of Danubius (in thousands) which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States.

                                                            December 31,
                                                    ---------------------------
                                                      2000               1999
                                                    --------           --------
       Current assets                               $ 19,175           $ 22,910
       Noncurrent assets                             160,414            133,560
       Current liabilities                            22,628             18,150
       Noncurrent liabilities                         44,605             27,220
       Stockholders' equity                          112,356            111,100


                                                      Year ended December 31,
                                                    ---------------------------
                                                      2000               1999
                                                    --------           --------
       Sales                                        $109,835           $104,275
       Net income                                     13,593             14,015
       Company's share of equity in earnings           5,936              4,989

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE F - SHORT-TERM DEBT

     The Company's short-term debt consists of notes payable to banks, primarily Hungarian, Kenyan and English banks, with a weighted average interest rate of approximately 11% and 13.4% in 2000 and 1999, respectively. Unused lines of credit totaled $10.7 million in 2000 and $19.7 million in 1999. The debt is collateralized by inventory, buildings and machinery.


NOTE G - LONG-TERM DEBT

     Long-term debt at December 31 is as follows (in thousands):

                                                                                           2000            1999
                                                                                         --------        --------
      Israeli bank debt of 203 million Japanese yen payable in 2002, interest of
          LIBOR + 0.5 %, Guaranteed by IIC                                                $1,798          $1,994

       Hungarian bank debt for the purchase of fixed assets, which are held as
          security, interest of LIBOR + 0.5 % or BUBOR + 0.2%                                650           1,163

       Hungarian bank debt, secured by property and equity shares interest of
          LIBOR + 0.5%, payable in 2003                                                    3,225

       Due to CP, interest of LIBOR + 3%                                                                     800


      Other                                                                                  283             245
                                                                                          ------          ------

                                                                                           5,956           4,202
      Less current maturities                                                                608           3,005
                                                                                          ------          ------

                                                                                          $5,348          $1,197
                                                                                          ======          ======


The aggregate loan maturities are as follows: 2001 -$608,000; 2002 - $2,686,000; and 2003 - $2,662,000.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE H - OTHER

     Due from affiliate

     During 2000, Israel Tractor granted a loan to CP for $3.3 million for a period of one year. The loan is linked to the higher of the exchange rate of the U.S. dollar or the increase in the Consumer Price Index and bears linked interest at the annual rate of 4% based on the linkage terms of the principal of the loan. Interest is charged quarterly. The borrower has the option to repay the loans at anytime prior to the repayment date determined after giving prior notice of 30 days. Similarly, the borrower was granted the option of renewing the loan after giving thirty days prior notice. Because of the intention to renew the loan, the loan has been presented as a long term asset.

     Due to related parties

     At December 31, 2000, due to related parties consisted of a fee of $1,334,000 payable to a supplier, which was channeled through CP (See Related party transactions), management fees of $222,000 payable to CP, and $1,062,000 due to a shareholder of Balton.

     At December 31, 1999, due to related parties consisted of a fee of $280,000 payable to a supplier, which was channeled through CP (See Related party transactions), management fees of $635,000 payable CP, and $1,032,000 due to a shareholder of Balton.

     Due to affiliates

     At December 31, 2000 and 1999, amounts due to affiliates consist of management fees and expense reimbursements of $816,000 and $694,000, respectively, payable to CP; management fees of $9,000 in 2000 and 1999 payable to CP affiliates; and a loan due to a shareholder of Balton of $1,343,000 in 1999. The loan has an interest rate of 1% above the twelve-month LIBOR rate.

     Related party transactions

     Related party transactions include purchases and sales of goods, providing management services and purchases and sales of agricultural commodities among subsidiary companies. All significant intercompany transactions and balances have been eliminated.

     The Company incurred management fees and other expenses payable to CP in the amount of $828,000 during 2000 and 1999, and $1.1 million during 1998, net of expense reimbursements.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE H (CONTINUED)

     During 2000, 1999 and 1998, Israel Tractor purchased machinery and equipment, which at the request of the supplier, was channeled through CP. For the rendering of this service, CP received a fee of 2% of the purchases, or approximately $306,000, $279,000 and $287,000 during 2000, 1999 and 1998, respectively. The fee was used to cover administration, financing, and dealings with the major supplier.

     Gain on sale of noncurrent assets

     During 2000, the Company sold an equity interest in an Israeli oil & gas exploration venture, which resulted in a gain of approximately $2.1 million. During 1999, Investor sold a 50% equity ownership share of two warehousing and warrant businesses, which resulted in a gain of approximately $2.2 million. During 1998, Investor sold non-operational fixed assets, which resulted in a gain of approximately $500,000.

NOTE I - COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     The Company is a party to a number of lease agreements, the majority of which involve buildings or office space and are cancelable by either party with notice of up to one year. Rent expense was $709,000 in 2000, $795,000 in 1999 and $724,000 in 1998. There are no significant noncancelable lease commitments.

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

                        December 31, 2000, 1999 and 1998


NOTE J - FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's revenues are derived from foreign operations. Most of the countries where the Company operates, such as Hungary and several African countries, do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. The Hungarian currency has undergone devaluations against the U.S. dollar at a rate of 12% in 2000. Several of the African countries have undergone major currency devaluations in recent years.

     With respect to any African country, there is the possibility of nationalization, expropriation or confiscatory taxation, political changes, government regulation, social instability or diplomatic developments (including war) which could adversely affect the economies of such countries or the value of the Company's investments in those countries.

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

                        December 31, 2000, 1999 and 1998


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

     At December 31, 2000, Israel Tractor had foreign currency forward contracts, with notional values of $1 million, to purchase and sell Israeli shekels. All of the contracts matured in January 2001. Current pricing models were used to estimate the fair values of foreign currency forward contracts, and call options. The counterparties to these contracts are creditworthy multinational commercial banks or other financial institutions, which are recognized market makers.

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

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE K - INCOME TAXES

     An analysis of the components of income tax expense is as follows (in thousands):

                                             2000          1999         1998
                                            -------      --------      ------

      Current income tax expense
          Federal                             $330
          State                                            $   4          $44
          Foreign                              948         1,566        2,301
                                               ---         -----        -----

                                             1,278         1,570        2,345
      Deferred income tax expense
          Foreign                             (637)          345         (138)
                                            ------         -----       ------

      Income tax expense                      $641        $1,915       $2,207
                                            ======        ======       ======

     The foreign portion of income before taxes was $8 million in 2000, $6.4 million in 1999 and $4.2 million in 1998.

     Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the rates applicable to their respective foreign tax jurisdictions.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE K (CONTINUED)

     The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities, which are included in current assets and accrued expenses, are shown in the following table (in thousands):

                                                              2000              1999                1998
                                                            -------           -------             ------
      Deferred tax assets:
          Impairment of investments                                           $    12             $    26
          Reserves for guarantees and loss contracts                               25                 200
          Bad debt and inventory reserves                      $239                38                 138
          Net operating loss carryforwards                      164               263               1,253
          Vacation pay                                          563               258                 327
          Provision for retirement                              120
          Other                                                 120                37                 184
                                                             ------            ------             -------

                                                              1,206               633               2,128

      Valuation allowance                                      (253)                               (1,130)
                                                               ----              ----              ------

             Deferred tax assets                                953               633                 998

      Deferred tax liabilities:
          Deferred income on sales and services                (557)             (835)             (1,114)
                                                             ------            ------             -------

      Net deferred tax asset (liability)                     $  396           $  (202)            $  (116)
                                                             ======           =======             ========

Management asserts that it is more likely than not that the results of future operations will generate sufficient taxable income to realize those deferred tax assets.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE K (CONTINUED)

     A reconciliation of the difference between the Company's consolidated effective income tax and the tax at the Federal statutory rate is shown in the following table (in thousands):

                                                                            2000              1999            1998
                                                                          --------          --------        ------
      Income tax at U.S. Federal statutory rate                             $3,255            $2,672         $2,580
      Effect of different foreign tax rates                                   (211)              (48)          (690)
      State and local tax, net of Federal effect                               (30)                4             29
      Change in valuation allowance                                            253                              268
      Release of provisions                                                   (511)
      Currency exchange                                                       (268)             (166)           894
      Equity in earnings of affiliate                                       (1,381)             (809)          (851)
      Expiration of loss carryover in excess of valuation allowance                              505
      Miscellaneous items                                                     (466)             (243)           (23)
                                                                          --------          --------        -------

      Income tax expense                                                      $641            $1,915         $2,207
                                                                               ===            ======          =====

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred liabilities, projected future income, and tax planning in making these assessments. Management considers that it is not more likely than not that a portion of the Company's deferred tax assets will be realized. Accordingly, management has recorded a partial valuation allowance.

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998



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

     Operating income (loss) for each segment includes gross profit less selling, general and administrative expenses. Identifiable assets for each segment include all assets of the businesses in the related segments, except for investments in affiliated companies which are not part of the relevant segments. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the five segments is for the years ended December 31, 2000, 1999 and 1998 (in thousands).

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE L (CONTINUED)

                                                                            Agricul-
                                                                             tural,
                                                   Export                    commu-
                                                     and        Tractors   nications,
                                                  import of       and         and         Other
                                                   agricul-       heavy    Electrical    industries
                                         Motor      tural        equip-      equip-      Including     Elimi-      Consoli-
                                       vehicles    products       ment        Ment       Corporate     nations       dated
                                      -------------------------------------------------------------------------------------
                                                                      (amounts in thousands)
     2000
        Revenue
          Sales to unaffiliated       $11,477     $35,041       $60,135     $68,410       $3,864                  $178,927
          customers

        Operating income (loss)           198          81          662       7,017       (2,880)                    5,078

        Interest income                    16         402        1,336          39          420        (1,035)      1,178
        Interest expense                              449          589       1,100        1,179        (1,035)      2,282
        Depreciation and                   62         389        1,156         811          329                     2,747
        amortization

        Equity in earnings of                                       24        (254)       5,183                     4,953
        affiliates

        Capital expenditures              107         632          614         971          238                     2,562

        Identifiable assets             3,040      17,321       41,499      55,752        6,706                   124,318

        Net worth                       1,869      11,457       50,332      15,606       15,039                    94,303

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE L  (CONTINUED)

                                                                            Agricul-
                                                                             tural,
                                                    Export                   commu-
                                                     and        Tractors   nications,
                                                  import of       and         and         Other
                                                   agricul-       heavy    Electrical    industries
                                         Motor      tural        equip-      equip-      Including     Elimi-      Consoli-
                                       vehicles    products       ment        Ment       Corporate     nations       dated
                                      -------------------------------------------------------------------------------------
                                                                      (amounts in thousands)
     1999
        Revenue
          Sales to unaffiliated       $14,667     $30,751       $54,212     $69,243     $ 10,238                  $179,111
          customers

        Operating income (loss)           250        (128)          723       7,698       (3,303)                    5,240

        Interest income                    29         378           794          67          336        $(789)         815
        Interest expense                               17            95         674        1,478         (789)       1,475
        Depreciation and                   60         715         1,179         659          441                     3,054
        amortization

        Equity in earnings of                                                              4,290                     4,290
        affiliates

        Capital expenditures              252         570           640       1,103          708                     3,273

        Identifiable assets             2,901      16,473        55,736      48,564       28,988                   124,318

        Net worth                       1,914      11,902        49,017      14,345       11,718                    88,896

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE L  (CONTINUED)

                                                                            Agricul-
                                                                             tural,
                                                   Export                    commu-
                                                     and        Tractors   nications,
                                                   import of       and         and         Other
                                                   agricul-       heavy    electrical    industries
                                         Motor      tural        equip-      equip-      including     Elimi-      Consoli-
                                       vehicles    products       ment        ment       Corporate     nations       dated
                                      -------------------------------------------------------------------------------------
                                                                      (amounts in thousands)
     1998
        Revenue
          Sales to unaffiliated       $13,752     $59,954       $57,823     $68,020      $ 4,161                  $203,710
          customers

        Operating income (loss)            72         292           717       6,419       (2,392)                    5,108

        Interest income                    24         293         1,176          43          498        $(781)       1,253
        Interest expense                    1       1,221           192       1,178          965         (781)       2,776
        Depreciation and                   90         908         1,115         705          635                     3,453
        amortization

        Equity in earnings of                                                              4,361                     4,361
        affiliates

        Capital expenditures               39         331           783       2,176        1,763                     5,092

        Identifiable assets             3,586      18,846        51,237      45,513        7,071                   126,253

        Net worth                       2,435      13,781        47,922      13,725       10,570                    88,433

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE L  (CONTINUED)

     The Company has three principal areas of operation with respect to its subsidiaries: Investor and its subsidiaries in Hungary; Israel Tractor in Israel; and Balton and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Uganda, Kenya and Cote D'Ivoire.

                                                                                        England      Elimi-      Consoli-
                                                Hungary      Israel        Africa      and other     nations       dated
                                             -----------------------------------------------------------------------------
                                                                          (amounts in thousands)
     2000
        Revenue
          Sales to unaffiliated customers      $50,382      $60,135       $55,197      $33,040      $(19,827)     $178,927
          Transfers between geographic area                                33,040      (33,040)
                                             -----------  -----------     --------     ----------    -------      --------

                                               $50,382      $60,135       $88,237    $              $(19,827)     $178,927
                                                ======       =======       =======    ===========   =========      =======

       Operating income (loss)                $ (1,626)        $662        $6,583        $(541)                     $5,078

       Interest income                             673        1,336            15          189       $(1,035)        1,178
       Interest expense                            695          589           883        1,150        (1,035)        2,282
       Depreciation and amortization               780        1,156           767           44                       2,747
       Equity in earnings of affiliates          5,183           24          (254)                                   4,953

       Capital expenditures                        977          614           959           12                       2,562

       Identifiable assets                      24,803       41,499        29,028       28,988                     124,318

       Net worth                                29,069       50,332         8,799        6,103                      94,303

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE L (CONTINUED)

                                                                                         England       Elimi-      Consoli-
                                                Hungary      Israel        Africa       and other      nations       dated
                                             ------------------------------------------------------------------------------
                                                                         (amounts in thousands)
     1999
        Revenue
          Sales to unaffiliated customers      $55,656      $54,212       $54,097      $ 38,303     $(23,157)     $179,711
          Transfers between geographic area                                38,303       (38,303)
                                               -------      -------       -------      --------                   --------

                                               $55,656      $54,212       $92,400      $   -        $(23,157)     $179,711
                                               =======      =======       =======      ========     =========     ========

       Operating income (loss)                 $(2,692)   $     723      $  7,698         $(489)                  $  5,240

       Interest income                             449          794            67           294        $(789)          815
       Interest expense                            791           95           674           704         (789)        1,475
       Depreciation and amortization             1,216        1,179           601            58                      3,054
       Equity in earnings of affiliates          5,181                                                               4,290
                                                                             (891)

       Capital expenditures                      1,530          640         1,065            38                      3,273

       Identifiable assets                      28,256       55,736        40,715        32,329      (30,681)      126,355

       Net worth                                28,214       49,017        31,851         9,989      (30,175)       88,896

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE L (CONTINUED)

                                                                                         England       Elimi-      Consoli-
                                                Hungary      Israel        Africa       and other      nations       dated
                                             ------------------------------------------------------------------------------
                                                                         (amounts in thousands)
     1998
        Revenue
          Sales to unaffiliated customers      $77,867      $57,823       $45,019      $ 23,001                   $203,710
          Transfers between geographic area                                23,001       (23,001)
                                               --------     -------       -------      --------                   --------

                                               $77,867      $57,823       $68,020      $   -                      $203,710
                                               =======      =======       =======      ========                   ========

       Operating income (loss)                 $(1,472)     $   717       $ 6,419      $   (556)                  $  5,108

       Interest income                             358        1,176            15           485        $(781)        1,253
       Interest expense                          1,491          192           752         1,122         (781)        2,776
       Depreciation and amortization             1,633        1,115           649            56                      3,453
       Equity in earnings of affiliates          4,361                                                               4,361

       Capital expenditures                      2,133          783         2,121            55                      5,092

       Identifiable assets                      33,785       51,237        36,900         4,331                    126,253

       Net worth                                29,377       47,922         4,208         6,926                     88,433

                      IIC Industries, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE M- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                               As            As
                                                                                                             Reported     Restated
                                                  December 31        September 30          June 30           March 31     March 31
                                                  -----------        ------------          -------           --------     ---------
                                                             (amounts in thousands, except per share amounts)
       Fiscal 2000 quarters ended:
         Net sales                                $ 46,090            $ 48,882             $46,884            $37,071      37,071
         Gross profit                               12,840              11,404              10,198              9,417       9,417
         Income before income taxes and              1,228               4,247               2,810              1,287       1,287
           minority interest
         Net income                                    328               3,896               2,642              1,446         921

         Net income per share                        $0.06               $0.69               $0.46             $ 0.25       $0.16
                                                     =====               =====               =====             ======       ======
       Fiscal 1999 quarters ended:
         Net sales                                 $47,159             $40,922             $51,108            $39,922
         Gross profit                               11,649              11,137              13,050             11,792
         Income (loss) before income taxes and       2,470               1,504               4,152               (266)
           minority interest
         Net (loss) income                           1,531               1,906               3,045               (721)

         Net (loss) income per share                 $0.27               $0.33               $0.54             $(0.13)
                                                     =====               =====               =====             ======
      Fiscal 1998 quarters ended:
         Net sales                                 $48,896             $42,311             $55,774
                                                                                                              $56,729
         Gross profit                               14,326              10,973              12,736             10,616
         Income (loss) before income taxes and        (752)              4,211               3,250               (439)
           Minority interest
        Net (loss) income                           (1,204)              3,576               2,108               (851)

        Net (loss) income per share                $ (0.21)             $ 0.63             $  0.37             $(0.15)
                                                    ======               =====              ======              =====


         The reported results for the first quarter of 2000 included an under accrual of income tax expense of $525,000, which was amended in the fourth quarter of 2000. The restated net income for the first quarter and fourth quarter of 2000 would have been $921,000 (0.16 per share) and $853,000 (0.15 per share), respectively. The restatement had no effect on net income for the year 2000.

                      IIC Industries, Inc. and Subsidiaries
                        SCHEDULE II - VALUATION ALLOWANCE
                        ACCOUNTS Years ended December 31,
                               2000, 1999 and 1998
                             (amounts in thousands)

          Column A                           Column B          Column C                      Column D                    Column E
          --------                           --------          --------       -------------------------------------     ----------
                                            Balance at        Charged to         Deduction -        Deduction -         Balance at
                                             beginning         Costs and      foreign currency       credit to            end of
       Description                            of year          Expenses         translation           reversal             year
       -----------                          ----------        ----------      ----------------     ----------------     ----------
2000
    Doubtful accounts                          $2,680              $847             $(23)              $(136)             $3,368
    Inventory reserves                          2,559               553               (7)               (112)              2,993
    Investments                                   626                                (68)               (112)                446
    Loan Provisions                               262                 2              (27)               (234)                  3
    Customer credits & discounts                  427                                                   (147)                280
    Warranty                                      330               100              ___                ____                 430
                                                  ---               ---                                                      ---
                                               $6,884            $1,502            $(125)              $(741)             $7,520
                                               ======            ======            ======              ======             ======

1999
    Doubtful accounts                        $  3,023           $   163        $     (65)           $   (441)           $  2,680
    Inventory reserves                          2,520               151              (12)               (100)              2,559
    Investments                                   734                                (98)                (10)                626
    Loan provisions                               309                 1              (41)                 (7)                262
    Customer credits and discounts                462                                                    (35)                427
    Warranty                                      347                                 (1)                (16)                330
                                             --------         ---------         ---------          ---------            --------

                                             $  7,395           $   315         $   (217)             $ (609)           $  6,884
                                              =======            ======          =======               ======            =======

1998
    Doubtful accounts                        $  3,043           $   317        $     (47)           $   (290)           $  3,023
    Inventory reserves                          3,151               813              (71)             (1,373)              2,520
    Investments                                 2,950                13             (151)             (2,078)                734
    Loan provisions                               327                 2              (20)                                    309
    Customer credits and discounts                349               113                                                      462
    Warranty                                      395                                                    (48)                347
                                             --------         ---------       ----------           ---------            --------

                                            $  10,215         $   1,258         $   (289)           $ (3,789)           $  7,395
                                             ========          ========          =======             ========            =======

                   DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                December 31, 2000
                       with Report of Independent Auditors

FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000






TABLE OF CONTENTS



Report of Independent Auditors                                     2A and 2B

Consolidated Balance Sheets                                                3

Consolidated Statements of Income                                          4

Consolidated Statements of Changes in Shareholders' Equity                 5

Consolidated Statements of Cash Flows                                      6

Notes to the Consolidated Financial Statements                          7-27

                         Report of Independent Auditors


To the Shareholders of Danubius Hotel and Spa Rt.

We have audited the accompanying consolidated balance sheets of Danubius Hotel and Spa Rt. and its subsidiaries ("the Group") as at December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the directors. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1998 were audited by other auditors whose report thereon dated March 12, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with International Standards on Auditing as promulgated by the International Federation of Accountants and generally accepted auditing standards in the United States. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as at December 31, 2000 and 1999, and the results of its operations and its cash flows for each year in the two-year period then ended in accordance with International Accounting Standards as promulgated by the International Accounting Standards Committee.

Budapest,
March 20, 2001


KPMG Hungaria Kft.



Victor Kevehazi
Partner

                         Report of Independent Auditors



To the Shareholders and Board of Directors
Danubius Hotel and Spa Rt.


We have audited the accompanying consolidated balance sheet of Danubius Hotel and Spa Rt. and Subsidiaries as of December, 31 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with International Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements give a true and fair view of the financial position of the Danubius Hotel and Spa Rt. and Subsidiaries as at December 31, 1998, and of the consolidated results of their operations and their cash flows for the year then ended in accordance with International Accounting Standards.


Ernst & Young Kft.
Budapest, Hungary
March 12, 1999

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in HUF 000,000's)

                                                                         At December 31,
                                                     Notes            2000                1999
                                                    -------       --------------     ---------------
ASSETS
   Cash and cash equivalents                           3                  1,363                 920
   Accounts receivable                                 4                  2,476               2,382
   Inventory                                           5                    312                 279
   Other current assets                                6                  1,262               2,204
                                                                  --------------     ---------------

TOTAL CURRENT ASSETS                                                      5,413               5,785
                                                                  --------------     ---------------
   Fixed assets, net                                   7                 43,148              32,428
   Intangible assets, net                              8                  1,717               1,003
   Other non-current assets                            9                    270                 294
   Deferred tax assets                                 20                   150                   -
                                                                  --------------     ---------------

TOTAL NON-CURRENT ASSETS                                                 45,285              33,725
                                                                  --------------     ---------------

TOTAL ASSETS                                                             50,698              39,510
                                                                  ==============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
   Trade accounts payable                                                 1,214               1,098
   Advance payments from guests                                             159                 146
   Other payable and accruals                          10                 2,252               1,694
   Current portion of long-term debt                   12                 2,763               1,646
                                                                  --------------     ---------------

TOTAL CURRENT LIABILITIES                                                 6,388               4,584
                                                                  --------------     ---------------

  Long-term debt                                       12                 8,007               3,665
  Deferred tax liabilities                             20                 1,006                   -
  Negative goodwill                                    11                 2,938               3,202
                                                                  --------------     ---------------

TOTAL NON-CURRENT LIABILITIES                                            11,951               6,867
                                                                  --------------     ---------------

MINORITY INTEREST                                      13                   641                   6
                                                                  --------------     ---------------
SHAREHOLDERS' EQUITY
   Share capital                                       14                 8,285               9,076
   Capital reserve                                                        8,224               7,280
   Treasury shares                                     14               (1,985)             (1,703)
   Translation reserve                                                      302                   -
   Retained earnings                                                     16,892              13,400
                                                                  --------------     ---------------

TOTAL SHAREHOLDERS' EQUITY                                               31,718              28,053
                                                                  --------------     ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               50,698              39,510
                                                                  ==============     ===============

------------------------------------        ------------------------------------

The notes set out on pages 7 to 27 are the integral part of the consolidated
financial statements.                                                          3

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(All amounts in HUF 000,000's)
      Sandor Betegh, CEO                                       Janos Tobias, CFO

                                                                               Year ended December 31,
                                                            Notes           2000           1999          1998
                                                           ---------     -----------     ---------     ----------
REVENUE
   Rooms                                                                     16,929        14,991         14,352
   Food and beverage                                                          8,953         7,605          7,320
   Spa                                                                        2,577         1,552          1,545
   Interest income                                                              216           266            398
   Other revenue                                              17              2,703         2,128          1,997
                                                                         -----------     ---------      ----------
Total revenue                                                                31,378        26,542         25,612

COSTS AND EXPENSES
   Rooms                                                                      3,225         2,963          2,883
   Food and beverage                                                          5,918         5,190          5,178
   Spa                                                                          658           444            454
   Administrative and general                                 18             10,779         9,563          9,106
   Interest expense                                                             545           313            384
   Foreign currency loss                                                        656           137            973
   Depreciation                                                               2,912         2,363          1,280
   Other expenses                                             19              1,728         1,395          1,170
                                                                         -----------     ---------     ----------

Total costs and expenses                                                     26,421        22,368         21,428

Income before minority interest and income taxes                              4,957         4,174          4,184

Minority interest                                             13              (161)           (-)            (2)
                                                                         -----------     ---------     ----------

Income before taxes                                                           4,797         4,174          4,182
    Income tax expense                                        20              (915)         (772)          (717)
                                                                         -----------     ---------     ----------

Net profit for the year                                                       3,881         3,402          3,465
                                                                         ===========     =========     ==========

Basic earnings per share (expressed in HUF per share):        21                475           405            433
                                                                         ===========     =========     ==========


The notes set out on pages 7 to 27 are the integral part of the consolidated
financial statements.                                                          4

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(All amounts in HUF 000,000's)

                                          Note    Share    Capital   Treasury   Retained     Translation    Total
                                                 capital   reserve    shares    earnings       reserve
                                         ------
JANUARY 1, 1998                                    8,000     7,329          -     7,550             -       22,879
Transfer: Capital Contribution             15                  681                (681)                          -
Net profit for the year                                                           3,465                      3,465
Purchase of treasury shares                                             (819)                                 (819)
                                                 -------- --------- ---------- -----------  ------------  ---------
DECEMBER 31, 1998                                  8,000     8,010      (819)    10,334               -     25,525
                                                 -------- --------- ---------- -----------  ------------  ---------
Issue of employee shares                   14      1,076     (968)                                             108
Stock exchange costs of employee shares                       (12)                                             (12)
issue
Net profit for the year                                                           3,402                      3,402
Dividend proposed                                                                 (336)                       (336)
Gain on treasury shares transactions       14                  250      (250)                                    -
Purchase of treasury shares                                             (634)                                 (634)
                                                 -------- --------- ---------- -----------  ------------  ---------
DECEMBER 31, 1999                                  9,076     7,280    (1,703)    13,400               -     28,053
                                                 -------- --------- ---------- -----------  ------------  ---------

Employee shares conversion to ordinary     14      (791)       791                                               -
shares
Stock exchange costs of employee shares                        (6)                                              (6)
issue
Tax effect of employee shares conversion   15                (136)                                            (136)
Net profit for the year                                                           3,881                      3,881
Dividend proposed                                                                 (389)                       (389)
Gain on treasury shares transactions       14                  282      (282)                                    -
1999 Dividend on treasury shares                                13                                              13
Translation reserve                                                                                 302        302
                                                 -------- --------- ---------- -----------  ------------  ---------
DECEMBER 31, 2000                                  8,285     8,224    (1,985)    16,892             302     31,718
                                                 ======== ========= ========== ===========  ============  =========


The notes set out on pages 7 to 27 are the integral part of the consolidated
financial statements.                                                          5

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in HUF 000,000's)

                                                                                    Year ended December 31,
                                                                 Note          2000           1999           1998
                                                                --------    ------------    ----------    -----------
Cash flows from operating activities:
Income before minority interest and income taxes                                  4,957         4,174          4,184
Adjustments for:
Interest income                                                                   (216)         (266)          (398)
Interest expense                                                                    545           313            384
Depreciation and amortisation                                                     2,734         2,206          1,450
Unrealised foreign exchange loss on loans                                           192           899            949
Provision for write down of investments                                               -            16              -
Gain on sale of fixed assets                                                        (9)          (18)            (8)
Changes in assets and liabilities:
  Accounts receivable and other current assets                                      953         (884)          (240)
  Inventory (excluding effect of Lecebne's acquisition)                             (3)            25             53
  Accounts payable and other current liabilities                                    436           320           (14)
                                                                            ------------    ----------    -----------

Cash generated from operations                                                    9,589         6,785          6,360
  Dividend proposed                                                               (389)         (336)              -
  Interest paid                                                                   (490)         (310)          (478)
  Corporate income tax paid                                                     (1,170)         (854)          (950)
                                                                            ------------    ----------    -----------

NET CASH FLOW PROVIDED BY OPERATIONS                                              7,540         5,285          4,932
                                                                            ------------    ----------    -----------

Cash flows from investing activities:
Purchase of fixed assets                                                        (5,423)       (3,173)        (2,347)
Cash acquired on purchase of subsidiaries                                            99            10              -
Cash paid on acquisition of subsidiaries                        27              (5,929)       (1,023)           (13)
Adjustment of negative goodwill (Gama 45 s.r.o)                                    (86)             -              -
Interest received                                                                   268           315            439
Proceeds from disposal of investment                                                  -            20             34
Cash outflow from other non-current assets                                        (149)          (66)           (93)
Proceeds on sale of fixed assets                                                     32           189             23
                                                                            ------------    ----------    -----------

NET CASH FLOW USED IN INVESTING                                                (11,188)       (3,728)        (1,957)
                                                                            ------------    ----------    -----------

Cash flows from financing activities:
Net increase / (repayment) of long-term debt                                      4,220       (1,547)        (3,912)
Net cash flow effect of employee shares issue                                     (142)            96              -
Purchase of treasury shares                                                       (282)         (884)          (819)
Gain on treasury shares                                                             282           250              -
Dividend on treasury shares                                                          13             -              -
                                                                            ------------    ----------    -----------

NET CASH FLOW PROVIDED BY (USED IN) FINANCING                                     4,091       (2,085)        (4,731)
                                                                            ------------    ----------    -----------

Increase (Decrease) in cash and cash equivalents                                    443         (528)        (1,756)
Cash and cash equivalents at beginning of year                                      920         1,448          3,204
                                                                            ------------    ----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          1,363           920          1,448
                                                                            ============    ==========    ===========

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)

1.   GENERAL

       Danubius Hotel and Spa Rt. ("Danubius" or "the Company") is a company limited by shares incorporated under the laws of the Republic of Hungary. The Company and its subsidiaries (the "Group") provide hospitality services in Hungary and the Czech Republic, with an emphasis on 4 and 5 star spa and city hotels.

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

       Danubius acquired from APV Rt. 85% of the shares of Hungaria Szalloda Rt. ("Hungar Hotels"), a company incorporated under the laws of Hungary and operating in the hotel industry in January 1997. Danubius acquired a further 14.78% of the shares from the employee consortium in September 1997. As to negative goodwill see Note 11.

       Danubius group was reorganised on January 1, 1999 (see Note 2).

       The Company acquired 100% shares in Gama 45 s.r.o (which owns a hotel in Marien Bad, Czech Republic) from Eeskoslovenska obchodni banka on December 14, 1999 (see Note 26).

       In April 2000 Danubius acquired a 64.98% stake in Leeebne Lazne SA, a Czech hotel company having operations in Marien Bad. Subsequently Danubius has acquired an additional 25.08% stake (in several installments). As at 31 December 2000 Danubius owned a 90.06% interest in Leeebne Lazne SA (see Note 27).

2.   SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PREPARATION

       Danubius Hotel and Spa Rt. and its subsidiaries maintain their official accounting records and prepare their financial statements for domestic purposes in accordance with national accounting regulations in Hungary and the Czech Republic as appropriate. The accompanying consolidated financial statements have been prepared in accordance with International Accounting Standards and, as a consequence, reflect adjustments not recorded in the Hungarian and Czech statutory records of the respective group companies.

       The consolidated financial statements are prepared in accordance with International Accounting Standards ("IAS"). There are no significant differences between these financial statements and those, which would be represented under generally accepted accounting principles in the United States.

       The consolidated financial statements are prepared in Hungarian Forint
       (HUF) and are presented in millions of forints.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       The consolidated financial statements are prepared under the historical cost convention. In connection with the transformation of the state enterprise into a limited liability company at July 31, 1991 the Company valued certain non-current assets to their estimated market values based on independent valuations. These amounts became the accounting and tax bases.

       The accounting policies have been consistently applied by the Group enterprises and are consistent with those used in the previous year.

       BASIS OF CONSOLIDATION

       Subsidiaries are those enterprises controlled by the Company. Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of an enterprise so as to obtain benefits from its activities.

       The consolidated financial statements include the financial statements of Danubius Hotel and Spa Rt. and its significant subsidiaries after elimination of all material inter-company transactions and balances. There was a fair value adjustment to lands and hotel buildings of Leeebne Lazne SA for group consolidation (see Note 27).

       The Company's principal subsidiary holdings at December 31, 2000 are as follows:

                                                                            Shares held at    Shares held at
                 Name                      Principal        Country of        31 December       31 December
                                           Activity        Incorporation         2000              1999
Hungaria Szalloda-Ingatlankezelo Rt.        Property          Hungary             99.9%             99.9%
(formerly Hungaria Szalloda Rt.)           management

Danubius Szallodauzemelteto es
Szolgaltato Rt. (formerly Hotel
Helia Rt.)                              Hotel operator       Hungary             100%              100%

Hullam Kozos Vallalat                   Hotel operator       Hungary             100%              100%

Danubius Beta Hotels Kft.               Hotel operator       Hungary             100%              100%

HungarHotels Tours Kft.                  Travel agency       Hungary             100%              100%

Hotelreservierung und Reiseservice
fur Ungarn GmbH                          Travel agency       Germany             100%              100%

Leeebne Lazne SA                        Hotel operator        Czech             90.06%               -
                                                            Republic

Gama 45 s.r.o                           Hotel operator        Czech              100%              100%
                                                            Republic

Preventiv Rt.                           Security service     Hungary              51%                -

         Preventiv Rt. has been consolidated since July 1, 2000.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       CASH AND CASH EQUIVALENTS

       Cash equivalents are liquid investments with original maturities of three months or less.

       INVENTORIES

       Inventories are stated at the lower of cost and net realisable value. The cost of inventories is determined on average cost basis.

       FIXED ASSETS

       Depreciation

       Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method. The rates used by the Group are 6% for buildings, 2.5% to 6% for building and leasehold improvements and 14.5% to 33% for machinery and equipment.

       Where the Group has the legal right to use a certain property the value of these rights is amortised over the term in which the Group holds the rights, including land handling rights on Margaret Island which are being amortised over 100 years.

       Refurbishment

       Significant refurbishment costs are capitalised and depreciated in accordance with the policy for buildings.

       Management have been unable to identify the cost of assets replaced during refurbishment projects prior to July 31, 1991 as the cost is included in the hotel valuation performed in 1991. The written down cost of these assets has not been removed from the fixed asset register. These fixed assets were mainly purchased prior to transformation into a company limited by shares and are carried at July 31, 1991 valuation. These replaced assets will continue to be depreciated in accordance with Company policy.

       INVESTMENTS

       Investments in which the Company has greater than 20% ownership but less than 50% (associated companies) are accounted for under the equity method. Other investments are carried at cost, less provision for any permanent diminution in value.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       GOODWILL

       Goodwill arising on an acquisition represents the excess of the cost of the acquisition over the fair value of the net identifiable assets acquired. Goodwill is stated at cost less accumulated amortisation. Goodwill is amortised over 20 years. Negative goodwill arising on acquisition of subsidiaries is shown as deferred income and amortised over 20 years on a straight-line basis.

       INCOME TAXES

       Income tax on the profit or loss for the year comprises current and deferred tax. Deferred tax is provided using the balance sheet liability method, providing for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Currently enacted tax rates are used to determine deferred income tax.

       FINANCIAL STATEMENTS OF FOREIGN OPERATIONS

       The assets and liabilities of foreign operations, including goodwill and fair value adjustments arising on consolidation, are translated to Hungarian Forint (HUF) at foreign exchange rates ruling at the balance sheet date. The revenues and expenses of foreign operations are translated to HUF at average annual foreign exchange rate. Foreign exchange differences arising on translation are recognised directly in equity.

       FOREIGN CURRENCY TRANSACTIONS

       Transactions arising in foreign currency are translated into the local currency of operation at the rate of exchange prevailing at the date of the transaction. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the local currency of operation at the year end rates of exchange. The resulting foreign currency exchange gains and losses are recognised in the statement of income.

       REVENUE RECOGNITION

       Rooms revenue is recognised on an accrual basis based on completed guest nights, net of VAT. Food and beverage and spa revenue is recognised on an accrual basis, net of VAT.

       PENSION PLAN

       The Company operates a defined contribution pension plan for Hungarian employees. Pension costs are charged against profit in the period in which the contributions are payable. The assets of the fund are held in a separate trustee administered fund.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying values of financial instruments approximate fair values due to either the short-term duration or the proximity of interest rates of the various instruments to market rates.

       CHANGE IN ACCOUNTING ESTIMATE IN 1999

       In 1999 the Company changed its accounting estimate in respect of depreciation rates for buildings at the reorganisation of the group. Lands and buildings were contributed to Hungaria Szalloda-Ingatlankezelo Rt. (Property management company) and fixed assets at hotel units were sold to Danubius Szallodauzemelteto es Szolgaltato Rt. (Management company) at net book value on January 1, 1999. Continuing the depreciation of buildings with the prior depreciation rate of 2.5% on the `new' gross value (net book value) would have extended their useful life resulting in a longer depreciation period. Additionally, the individual hotel units were reviewed by the management, which indicated, that the buildings have various technical conditions. Therefore the management revised the depreciation rates for buildings from 2.5% to an average rate of 6% which resulted in increase of approximately HUF 734 million depreciation change for 1999 compared to 1998.

       SEGMENT REPORTING

       Segment information is presented in respect of the Company's business segments. The primary format, business segments, is based on the Company's management and internal reporting structure and consists of the following segments: hotel operations, property management and other services. Segment results, assets and liabilities include items directly attributable to a segment as well as those that can be allocated on a reasonable basis.

       Group operations are also presented in respect of geographical areas.

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

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


3. CASH AND CASH EQUIVALENTS

                                                           December 31,
                                                        2000          1999
                                                        ----          ----
      Cash in hand and at bank                          1,175          805
      Marketable securities                               188          115
                                                        -----         ----
                                                        1,363          920
                                                        =====         ====


4. ACCOUNTS RECEIVABLE

                                                           December 31,
                                                        2000          1999
                                                        ----          ----
      Trade receivables                                 1,556        1,370
      Receivable from non-consolidated subsidiaries        42           52
      Prepayments and accrued income                      502          453
      Taxes receivable                                    233          416
      Other receivables                                   399          353
      Provision for doubtful receivables                 (256)        (262)
                                                        -----         ----
                                                        2,476        2,382
                                                        =====        =====


5. INVENTORY

                                                           December 31,
                                                        2000          1999
                                                        ----          ----
      Food and beverages                                 214           187
      Materials                                           98            92
                                                        ----          ----
                                                         312           279
                                                        ====          ====


6. OTHER CURRENT ASSETS

      These comprise state treasury bonds with maturity between three months and one year.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


7. FIXED ASSETS, NET

                                                                            Furniture,      Capital
                                                            Buildings and  fittings and   projects in
                                                   Land     improvements    equipment      progress        Total
                                                ----------- -------------- ------------- -------------- -------------
    COST/VALUATION:
    January 1, 2000                                5,020         28,695         5,764            643        40,122
    Effect of movements in exchange rates             31            376            58              -           465
    Acquisitions through business combination        512          6,651         1,282            128         8,573
    Adjustment arising from business                 315          2,310             -              -         2,625
    combination
    Other acquisitions                                 8          3,659         1,099            550         5,316
    Disposals                                          -           (13)          (20)              -          (33)
                                                ----------- -------------- ------------- -------------- -------------
    December 31, 2000                              5,886         41,678         8,183          1,321        57,068
                                                =========== ============== ============= ============== =============
    DEPRECIATION:

    January 1, 2000                                    -          4,263         3,431              -         7,694
    Effect of movements in exchange rates              -            124            39              -           163
    Acquisitions through business combination          -          2,319           999              -         3,318
    Depreciation charge for year                       -          1,707         1,048              -         2,755
    Disposals                                          -            (2)           (8)              -          (10)
                                                ----------- -------------- ------------- -------------- -------------
    December 31, 2000                                  -          8,411         5,509              -        13,920
                                                =========== ============== ============= ============== =============
    NET BOOK VALUE:

    December 31, 1999                              5,020         24,432         2,333            643        32,428
                                                =========== ============== ============= ============== =============
    December 31, 2000                              5,886         33,267         2,674          1,321        43,148
                                                =========== ============== ============= ============== =============

    The values of land and buildings occupied by the Company were determined with reference to a professional appraisal at April 30, 1991 on an open market existing use basis. Land and buildings occupied by the Hungarian subsidiary companies and Gama 45 s.r.o are shown at cost except for such assets from Hungar Hotels where land and buildings were revalued by an independent valuer at January 1, 1997.

    The `Acquisition through business combination' includes the effect of the acquisition of Leeebne Lazne SA's fixed assets at cost and the `Adjustment arising from business combination' discloses the fair value adjustment to its fixed assets.

    As to mortgages, see Note 12.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)

8. INTANGIBLE ASSETS, NET

                                                               Property      Software and
                                                  Goodwill   usage rights  other intangibles     Total
                                                ----------- -------------- ----------------- -------------
    COST
    January 1, 2000                                    -            538              678          1,216
    Acquisitions through business combinations       733              -               31            764
    Other acquisitions                                 -              -              107            107
                                                ----------- -------------- ----------------  -------------
    December 31, 2000                                733            538              816          2,087
                                                =========== ============== ================  =============
    DEPRECIATION:

    January 1, 2000                                    -             43              170            213
    Amortisation charge for year                      22              5              130            157
                                                ----------- -------------- ----------------  -------------
    December 31, 2000                                 22             48              300            370
                                                =========== ============== ================  =============
    NET BOOK VALUE:

    December 31, 1999                                  -            495              508          1,003
                                                =========== ============== ================  =============
    December 31, 2000                                711            490              516          1,717
                                                =========== ============== ================  =============

    The goodwill of HUF 733 million represents the excess of the acquisition cost of Leeebne Lazne SA over the fair value of its net identifiable assets acquired (See Note 27).

    Effective August 1, 1991 (transformation into a company limited by shares), ownership of land and buildings was passed to Danubius, except for the land on which the Margaret Island hotels are located. This land is not subject to "handling rights" or private ownership. The operation of the two hotels on Margaret Island is authorised by license from the XIII. Municipality of Budapest. Included in intangible assets is HUF 490 million relating to the usage right of real estate on Margaret Island.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


9. OTHER NON-CURRENT ASSETS

                                                            December 31,
                                                         2000          1999
                                                      ------------   ----------
      Investment in non consolidated subsidiaries            166          179
      Loans given to Danube Travel Ltd.                       51           51
      Loans given to employees                                45           56
      Other investments, unquoted                              8            8
                                                      ============   ==========
                                                             270          294
                                                      ============   ==========

         The book values of the non-consolidated subsidiaries are:

                                                                  2000             1999
       Name                               Principal activity ---------------  ----------------
                                                              NBV    Share %    NBV   Share %
       Danube Travel Ltd.                 Travel agency          61    100        61    100
       Marcali Szalloda Kft.              Hotel                  51     50        51     50
       Kastelykert Kft.                   Hotel                  43    100        43    100
       Solar Kemping Kft.                 Hotel                   -      -        19    100
       Hungaria Hotel und Reisen
       GmbH (Hannover)                    Travel agency           9    100         3    100
       Hotel Kastely Kft.                 Hotel                   2     50         2     50
                                                             ------           ------
                                                                166              179
                                                             ======           ======

       The above subsidiaries are immaterial to the Group and accordingly have not been consolidated.

       DANUBE TRAVEL LTD.

       Danube Travel Ltd., a travel agency incorporated in London was acquired in 1997 for GBP 230,000. The Company also provided a GBP 150,000 interest free loan to Danube Travel Ltd., which is due to be repaid by 2004. The investment in Danube Travel Ltd. was written down by HUF 16 million in 1999.

       MARCALI SZALLODA KFT.

       The Company contributed an amount of HUF 51 million in cash to Marcali Szalloda Kft. and the local municipality of Marcali contributed land valued at HUF 49 million in 1999. Danubius is considering a spa hotel construction in Marcali.

       KASTELYKERT KFT.

       Kastelykert Kft. owns a residence in Buk, however the property is not marketable due to administrational restrictions. Kastelykert Kft. currently is a non-operational company.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


10. OTHER PAYABLE AND ACCRUALS

                                                  December 31,
                                               2000          1999
                                            ------------   ----------
      Payroll                                      374          305
      Social security                              203          184
      Taxes payable                                472          386
      Dividends payable                            389          336
      Other provisions                              74           54
      Accrued expense                              506          295
      Other                                        234          134
                                            ------------   ----------
                                                 2,252        1,694
                                            ============   ==========


11. NEGATIVE GOODWILL

       Negative goodwill arises on the following acquisitions:

                                                      December 31,
                                                   2000          1999
                                                ------------   ----------
      Hungar Hotels                                  2,993        2,993
      Hotel Helia                                      154          154
      Gama 45 s.r.o. (see Note 26)                     407          493
      Accumulated amortisation                        (616)        (438)
                                                ------------   ----------
                                                     2,938        3,202
                                                ============   ==========


12. LONG TERM DEBT

                                                      December 31,
                                                  2000            1999
                                                ---------      ----------
       1 year                                     2,763            1,646
       1 to 2 years                               2,273            2,958
       2 to 5 years                               3,981              696
       over 5 years                               1,753               11
                                                ---------      ----------
       Total long term debt                      10,770            5,311
       Amounts maturing in
       less than one year                        (2,763)          (1,646)
                                                ---------      ----------
                                                  8,007            3,665
                                                =========      ==========

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)

12. LONG TERM DEBT (CONTINUED)


       Outstanding loans include the following:

                                                                                      December 31,
                                                                                2000                1999
                                                                             ----------           ---------
       Danubius Hotel and Spa Rt.
       --------------------------
       1. Creditanstalt short term DEM 15 million loan at interest rate of
       LIBOR + 0.75-0.95%, secured by mortgages on the Buk and
       Sarvar Hotels.                                                           2,042               2,615
       2. MKB long term DEM 10 million loan at interest rate of LIBOR +
       0.75%, secured by mortgages on the Budapest Hilton.                      1,355               1,306
       3. MKB long term USD 6.6 million loan at interest rate of LIBOR +
       0.75%, secured by mortgages on the Budapest Hilton.                      1,887                   -
       4. MKB long term DEM 10 million loan at interest rate of EURIBOR +
       0.75%, secured by mortgages on the Budapest Hilton.                      1,355                   -

       Danubius Szallodauzemelteto es Szolgaltato Rt.
       -----------------------------------------------
       K&H Bank long term DEM 7.5 million loan, interest rate of LIBOR +
       1.25% secured by mortgage on the Hotel Helia.                            1,017               1,305

       Hungaria Szalloda-Ingatlankezelo Rt.
       ------------------------------------
       MKB long term EURO 7.5 million loan, interest rate of EURIBOR +
       0.75%, secured by mortgages on the Hotel Radisson SAS Beke and
       Hotel Flamenco.                                                          1,997                   -

       Leeebne Lazne SA
       ----------------
       Komercni banka long term loan at average interest rate of 6%,
       secured by mortgages on buildings.                                         830                   -

       Other bank loans                                                           287                  85
                                                                               ------               -----
       Total debt                                                              10,770               5,311
                                                                               ======               =====


       LIBOR was 6.44% and EURIBOR was 4.88% at December 31, 2000.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


13. MINORITY INTEREST

                                                              December 31,
                                                           2000          1999
                                                        ----------   ----------
      Hungaria Szalloda-Ingatlankezelo Rt.                     6            6
      Preventiv Rt                                            20            -
      Leeebne Lazne SA                                       615            -
                                                        ----------   ----------
                                                             641            6
                                                        ==========   ==========

                                                              December 31,
                                                           2000          1999
                                                        ----------   ----------
      Opening balance                                          6           72
      Income attributable to minority shareholders           161            -
      Share in subsidiary acquired from minority
      shareholders                                             -         (66)
      Minority share in subsidiaries acquired                474            -
                                                        ----------   ----------
                                                             641            6
                                                        ==========   ==========


14. SHARE CAPITAL

                                                              December 31,
                                                           2000          1999
                                                        ----------   ----------
      Ordinary shares                                       8,285        8,000
      Employee shares                                           -        1,076
                                                        ----------   ----------
                                                            8,285        9,076
                                                        ==========   ==========


       Registered share capital at December 31, 2000 consist of 8,285,437 (1999: 8 million) authorised and issued ordinary shares, each of par value HUF 1,000.

       In accordance with requirements under the terms of the Companies privatisation in 1991 and to a shareholders' resolution passed at the Annual General Meeting in April 1998 the privatisation refund received from APV Rt. was used for the employee share issue. The employee share issue increased the Company's share capital by HUF 1,076 million in 1999, which was funded as to 90% from the capital reserve of the Company and 10% by employees' cash contributions. In April 2000, the Annual General Meeting of the Company approved the conversion of the employee shares into ordinary shares based on the weighted average share price on the Budapest Stock Exchange during the month preceding this decision. At the conversion 3.77 employee shares were equivalent to one ordinary share. The share capital was decreased by HUF 791 million against the capital reserve.

       Danubius owns 374,523 of its shares which cost HUF 1,985 million (1999:
       HUF 1,703 million and 374,523 shares). These shares are shown as a component of shareholders' equity. The Hungarian Companies Act requires these shares to be sold within one year from the date of purchase. The gain of HUF 282 million on treasury shares sold and subsequently repurchased was recorded as capital reserve in 2000 (1999: HUF 250 million).

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)

15. CAPITAL CONTRIBUTION

       In accordance with the Hungarian Privatisation Act of 1989 which allowed 20% of the proceeds of certain shares sold by APV Rt. to be paid to the Company as a capital contribution the Company received HUF 1,076 million in 1997. The Company was required to issue shares to the employees from this amount (see Note 14).

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

       The market value of ordinary shares provided to employees at employee share conversion was approximately HUF 1.6 billion excluding the tax liability on employee share conversion (total of HUF 968 million employee share increase from capital reserve plus late payment interest of HUF 681 million net of tax). The tax liability on employee share conversation of HUF 136 million was charged to the capital reserve.

16. RETAINED EARNINGS

       Dividends are only available for payment from the Company's retained earnings calculated according to the Hungarian Accounting Law. The amount available for distribution as dividends at December 31, 2000 is HUF 18,338 million.

       If dividends are paid to non-resident shareholders, a withholding tax of up to 20% must be paid. The rate of tax payable is dependent on the residency of the shareholder, which may reduce this rate of tax. The withholding tax is also payable by resident citizen shareholders (resident legal entities are exempt).

17. OTHER REVENUE

                                               2000          1999        1998
                                            -----------   ---------   ---------
      Rental income                                481         503        575
      Telecommunications                           319         431        474
      Sport/ fitness                               101          94         89
      Travel agency revenue                        297          90        119
      Income from other hotel services             214         268        260
      Profit from sale of treasury bonds           454         300        230
      Negative goodwill amortisation               178         158        166
      Gain on sale of fixed assets                   9          18          8
      Other financial income                       353         198          -
      Other revenue                                297          68         76
                                            ===========   =========   =========
                                                 2,703       2,128      1,997
                                            ===========   =========   =========

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)

18. ADMINISTRATIVE AND GENERAL EXPENSES

                                                                   2000          1999           1998
                                                                 ---------    ----------     ---------
      Payroll and related costs                                    4,788         4,140         3,932
      Utility costs                                                1,289         1,049         1,061
      Maintenance expenses                                           831           905         1,024
      Management fees to CP Holding (related party)                  294           244            81
      Management fees to hotel chains (Hilton, Radisson SAS)         336           289           337
      Marketing expenses                                             450           480           477
      Bank and insurance fees                                        327           344           287
      Commissions and discounts provided                             348           317           150
      Professional and membership fees                               336           299           203
      Telecommunication charges                                      405           273           248
      Rental expense                                                 276           246           243
      Security costs                                                 197           111            94
      Miscellaneous expenses                                         902           866           969
                                                                 ---------    ----------     ---------

                                                                  10,779         9,563         9,106
                                                                 =========    ==========     =========

19. OTHER EXPENSES

                                                                   2000          1999           1998
                                                                 ---------    ----------     ---------
      Local taxes                                                    599           453           291
      Tourism contribution (tax)                                     486           436           431
      Property taxes                                                 175           165           129
      Increase in provisions                                          64           128             -
      Other                                                          404           213           319
                                                                 ---------    ----------     ---------

                                                                   1,728         1,395         1,170
                                                                 =========    ==========     =========

20. INCOME TAXES

                                                                   2000          1999           1998
                                                                 ---------    ----------     ---------
      Current tax expense                                            959           772           717
      Deferred tax income                                           (44)             -             -
                                                                 ---------    ----------     ---------
      Income tax expense                                             915           772           717
                                                                 =========    ==========     =========

      A reconciliation of the difference between the Company's income tax and the tax at the statutory tax rate, is shown in the following table:

                                                                            2000          1999           1998
                                                                         -----------    ----------     ---------
      Income before tax and minority interest                                4,957         4,174         4,184
                                                                         ===========    ==========     =========
      Statutory tax rate (%)                                                    18            18            18

      Theoretical tax                                                          892           751           753
      Changes in tax burden as a result of:
         Differences in tax rates                                             (18)             -             -
         Net effect of deferred tax of Czech subsidiaries                     (26)             -             -
         Differences between financial statement measurement
         principles and those for tax purposes                                  67            21          (36)
                                                                         -----------    ----------     ---------
      Income tax expense                                                       915           772           717
                                                                         ===========    ==========     =========

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)

20. INCOME TAXES (CONTINUED)

       Hungarian operations
       --------------------

       The corporate income tax rate in Hungary for 2000 was 18%. The tax effect of temporary differences, which will give rise to a future tax benefit less a valuation allowance for those differences which are not expected to reverse in the near future, are stated below.

                                           2000          1999          1998
                                        -----------    ----------    ----------
       Provision                                31            42           37
       Depreciation                             56            51          119
                                        -----------    ----------    ----------
                                                87            93          156
       Less: valuation allowance               (87)          (93)        (156)
                                        -----------    ----------    ----------
       Net deferred tax                          -             -            -
                                        ===========    ==========    ==========

       Czech operations
       ----------------

       The corporate income tax rate in Czech Republic for 2000 was 31%. The current tax expense of HUF 192 million was the tax liability of Leeebne Lazne SA for the post acquisition period. No current tax expense was charged by Gama 45 s.r.o as it utilised tax loss carry-forwards. The deferred tax income of HUF 44 million is attributable to the movements in temporary differences during the year.

       DEFERRED TAX ASSETS AND LIABILITIES

       Deferred tax assets and liabilities of the Czech operations as at 31 December 2000 are attributable to the followings:

                                                                 Assets        Liabilities
                                                                 ------        -----------
       Property, plant and equipment                                27              24
       Fair value adjustment on lands and hotel buildings            -             800
       Provisions for receivables                                   10               -
       Repairs and maintenance provision                             -             173
       Employee benefits                                            15               -
       Tax value of loss carry-forwards                             85               -
       Other items                                                  13               9
                                                                 ------        -----------
                                                                   150           1,006
                                                                 ======        ===========

       There was a fair value adjustment of HUF 2.6 billion made to the fixed assets (primarily land and hotel buildings) of Leeebne Lazne SA for the group consolidation. The respective deferred tax liability on fair value adjustment (31% on revaluation surplus) also was provided for.

       Leeebne Lazne SA recorded a provision for repairs and maintenance of CZK 74 million (HUF 555 million) in its Czech statutory accounts as at December 31, 2000 covering the future repair expenses of its premises, which is in compliance with Czech accounting and tax legislation. This provision was reversed for group consolidation to comply with IAS and the respective deferred tax liability of HUF 173 million was set up.

       Deferred tax asset of HUF 85 million was recognised in respect of Gama 45 s.r.o's tax loss carry-forwards. The company leased its hotel premise to Leeebne Lazne SA in 2001, which will generate sufficient income to utilise tax loss carry-forwards.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


21. EARNINGS PER SHARE

       The calculation of basic earnings per share is based on the net income attributable to ordinary shareholders (before dividend proposed) of HUF 3,881 million (1999: HUF 3,402 million) and a weighted average number of ordinary share outstanding during the period of 8,174,457 (1999:
       8,404,476).

                                                                                     December 31,
                                                                         2000             1999             1998
                                                                    -------------    -------------    -------------
       Issued ordinary shares at the beginning of the year             8,000,000        8,000,000       8,000,000
       Own shares held at the beginning of the year                    (374,523)        (230,898)               -
                                                                    -------------    -------------    -------------
       Qualifying ordinary shares at beginning of the year             7,625,477        7,769,102       8,000,000
       Effect of own shares repurchased during the year                        -         (82,002)         (6,542)
       Effect of employee shares issued                                  358,688          717,376               -
       Effect of employee shares converted to ordinary shares            190,292                -               -
                                                                    -------------    -------------    -------------
       Weighted average number of ordinary shares                      8,174,457        8,404,476        7,993,458
                                                                    =============    =============    =============

       Net profit for the year in million HUF                              3,881            3,402            3,465
                                                                    -------------    -------------    -------------

       Basic earnings per share (HUF/share)                                  475              405              433
                                                                    =============    =============    =============

22. COMMITMENTS

       At December 31, 2000 the Company had outstanding commitments to spend HUF 4 billion on complete refurbishment and renovations of the Thermal Hotel Margitsziget (Hungary), which is due to be completed by mid 2001.

       Leeebne Lazne SA plans to spend approximately CZK 1.7 billion (HUF 13 billion) on hotel refurbishment and construction over the next reporting periods. There is a CZK 24 million (HUF 180 million) commitment at December 31, 2000.

23. CONTINGENT LIABILITY

       In 1997, the Company was reviewed by the tax and the social security authorities. The authorities claimed net HUF 76 million tax and social security including penalties (and including HUF 17 million VAT which may be recovered). The Company has challenged the findings of the review and in 1997 raised a provision of HUF 24 million. There was no change in the status of this contingent liability in 2000.

24. LEGAL MATTERS

       Prior to May 1995 Hotel Gellert was managed by the Company based on a verbal agreement with APV Rt. as the ownership right of the hotel was not clear. On May 15, 1995 the court decided that the ownership right of the hotel was due to the Company and the Company paid HUF 1,419 million to APV Rt. The Land Registration Office was unable to complete the registration of the legal ownership right as the Gellert hotel and Gellert spa are built on the same land as the spa owned by Budapest Gyogyfurdoi es Hevizei Rt. (Budapest Spa). Budapest Spa is challenging the validity of a contract between the Company and APV Rt. at the court as a prepurchase right of Budapest Spa relating to Gellert hotel was not taken into consideration. There is no change in the status of this litigation in 2000.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


25. PENSION PLAN

       The Company's employees participate in State pension plans to which employers and employees pay contributions. The pension liability resides with the State both in Hungary and Czech Republic.

       Danubius has a pension plan in addition to the State plan, which is available for all Hungarian employees after half-year employment. The contribution expense was HUF 188 million (1999: HUF 179 million). The contribution is paid on 5% of the employee salary. The assets of the fund are held in separate trustee administered funds and are not included in these financial statements.

26. ACQUISITION OF GAMA 45 S.R.O IN 1999


      Effect on the consolidated financial statements:

      BALANCE SHEET AT JUNE 30, 1999        Gama 45 s.r.o
      Fixed assets                                  1,399
      Current assets                                   54
      Long term liabilities                         (896)
      Other short term liabilities                   (15)
                                            -------------
      Net assets                                      542

      Less: Purchase consideration                      7
      Acquisition costs                                42
                                            -------------

      Negative goodwill                               493
                                            -------------


       The Company acquired 100% of the shares in Gama 45 s.r.o from Eeskoslovenska obchodni banka for USD 30,000 (HUF 7 million) on December 14, 1999, and also paid USD 3.57 million in settlement of a loan of USD
       6.6 million owed by Gama 45 s.r.o. to the bank.

       No financial information was available at December 31, 1999 in respect of Gama 45 s.r.o. other than the balance sheet as at June 30, 1999 which was used as the basis for the 1999 consolidation. An adjustment of HUF 86 million was made to negative goodwill in 2000, which reflected additional information relating to 1999 and additional acquisition costs paid in 2000. The adjusted negative goodwill on Gama 45 s.r.o acquisition amounted to HUF 407 million.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


27. ACQUISITION OF LEEEBNE LAZNE SA IN 2000


       Effect on the consolidated financial statements:

      BALANCE SHEET AT DECEMBER 31, 2000                        Lecebne Lazne SA
      Fixed assets                                                        5,286
      Fair value adjustment to fixed assets                               2,626
      Deferred tax liability on fair value adjustment                     (814)
      Current assets                                                        756
      Loans                                                             (1,047)
      Net deferred tax liability                                          (121)
      Other short term liabilities                                        (358)
      Translation reserve                                                 (136)
      Post acquisition profit                                             (576)
                                                                       --------
      Net assets                                                          5,616
      Danubius Group' share of Net assets (90.06%)                        5,058
      Less: Purchase consideration                                        5,831
               Acquisition costs                                             68
      Add:  Post acquisition profit attributable to 22% share             (108)
                                                                       --------
      Goodwill                                                              733
                                                                       ========


       In May 2000 Danubius acquired a 64.98% stake in Leeebne Lazne SA (a Czech hotel company having operations in Marien Bad) from QUORUM Pro a.s. for CKS 632 million (HUF 4.5 billion). An additional 3.08% of the shares were purchased in several instalments between May and November 2000. Danubius acquired a further 22% stake after a public offer for CKS 143 million (HUF 1.1 billion) in December 2000. Danubius share holding amounted to 90.06% at December 31, 2000.

       The share acquisitions were primarily financed from bank loans of USD
       6.6 million, EURO 7.5 million, DEM 10 million and also group resources.

       The cash outflow on Leeebne Lazne SA acquisition amounted to HUF 5.8 billion, which consists of the purchase consideration and acquisition costs less cash acquired.

       Leeebne Lazne SA was consolidated from June 1, 2000 and the consolidated financial statements include seven months operations for 2000. There was a fair value adjustment of HUF 2.6 billion made to the fixed assets (primarily land and hotel buildings) of the subsidiary based on an internal valuation analysis supported by an external UK property specialist. The respective deferred tax liability on fair value adjustment (31% on revaluation surplus) also was accounted for. The acquisition resulted in a goodwill of HUF 733 million, which will be amortised over twenty years on the straight-line basis.

       Danubius expects to achieve 100% ownership in 2001.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


28. RELATED PARTY TRANSACTIONS

       The Group transactions with related parties are summarised as follows:

                                              2000         1999         1998
                                           -----------   ----------   ----------
      Management fee to CP Holding                294          244          81
      Rental fee to Interag Rt.                   165          155         130
      Services provided by Interag Rt.             46           26          54
      Service provided to Interag Rt.            (11)            -           -
      Service provided by Investor Rt.             15           15          26
      Service provided to Investor Rt.            (8)            -           -


       Related party receivables and liabilities are not significant as at December 31, 2000.


29. SEGMENT REPORTING

       BUSINESS SEGMENTS

                                       Hotel          Property         Other       Elimination      Consolidated
                                     Operation       Management      Services
Revenue                                30,356              49            973                -           31,378
Inter-segment revenue                     118           6,420          5,540         (12,078)                -
----------------------------------------------------------------------------------------------------------------
Total revenue                          30,474           6,469          6,513         (12,078)           31,378
================================================================================================================

Profit (loss) per segment               1,440           2,822          (381)                -            3,881

Current assets                          4,923           6,112          5,997         (11,619)            5,413
Non-current assets                     10,277          26,533         36,076         (27,601)           45,285
Current liabilities                     3,628           3,332          6,763          (7,335)            6,388
Non-current liabilities                 2,408           2,001          4,647            2,895           11,951
Minority share                            615               6             20                -              641
================================================================================================================
Net assets                              8,549          27,306         30,643         (34,780)           31,718
================================================================================================================

       Inter-segment revenue consists of property rental fees paid by hotel units to the property management segment and re-invoicing of fixed assets purchased by the Company on behalf of property and hotel management segments. Current assets and current liabilities primarily consist of inter-company rental fees. Non-current assets elimination is basically the equity consolidation.

       The Czech subsidiaries are included in the Hotel operation segment (see Geographical segments for details).

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


29. SEGMENT REPORTING (CONTINUED)

       GEOGRAPHICAL SEGMENTS

                                       Operations in     Operations in      Elimination      Consolidated
                                          Hungary       Czech Republic
       Revenue                             28,264            3,114                  -            31,378
       Inter-segment revenue                    -                -                  -                 -
       --------------------------------------------------------------------------------------------------
       Total revenue                       28,264            3,114                  -            31,378
       ==================================================================================================

       Profit (loss) per segment            3,160              721                  -             3,881

       Current assets                       4,497              916                  -             5,413
       Non-current assets                  41,748            9,561             (6,024)           45,285
       Current liabilities                  5,636              752                  -             6,388
       Non-current liabilities              9,824            1,730                397            11,951
       Minority interest                       26              615                  -               641
       ==================================================================================================
       Net assets                          30,759            7,380             (6,421)           31,718
       ==================================================================================================

       Eliminations basically include the equity consolidation and loan provided to Gama 45 s.r.o.


30. FINANCIAL INSTRUMENTS

       The Group has financial assets, which include, inter alia, cash and cash equivalents, investments in state treasury bonds and accounts receivable. The Group has financial liabilities, which include, inter alia, bank loans, suppliers and accounts payable. The fair values of these financial instruments are not materially different from their stated value.

       Currency risk
       -------------

       The Company's sales prices are primarily quoted in Deutschmarks or US dollars and income is received in hard currencies or Hungarian forints.

       The Group has loans of DEM 42.5 million, USD 6.6 million and EURO 7.5 million outstanding at year-end (see Note 12).

       Management believes that its sales revenue is substantially protected against the effects of Forint devaluation against hard currencies and has not therefore regularly entered into foreign currency hedging contracts or other derivative products.

DANUBIUS HOTEL AND SPA RT. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in HUF 000,000's)


30. FINANCIAL INSTRUMENTS (CONTINUED)

       Interest rate risk
       ------------------

       Interest rates on loans are listed in Note 12. Management did not enter into any interest rate hedging contract as management believes the contracted interest rates are favourable for the Company.

       Credit risk
       -----------

       Financial assets which may be subject to credit risk consist of short term investments, cash at bank and trade receivables. Short term investments are government securities, cash is held at major Hungarian banks and the provision for doubtful receivables reflects credit risk on trade receivables. The Company has no significant concentrations of credit risk.

31. SUBSEQUENT EVENTS

       On January 1, 2001 Villa Butterfly, the hotel property owned by Gama 45 s.r.o., was leased to Leeebne Lazne SA. The annual rental fee according to the agreement is CZK 9 million (HUF 68 million) and major operating costs are born by the lessee including depreciation.

       In March 2001 Danubius Hotel and Spa Rt. tendered for a subsidy of HUF 500 million from the Hungarian Government in frame of `Szechenyi Plan' for the reconstruction of Hotel Nador in Pecs. The amount will be provided to Danubius in line with the progress of the respective hotel reconstruction. The estimated completion of Hotel Nador is the end of 2002.

       Danubius Group is considering to revise its accounting estimate in respect of the depreciation policy of hotel buildings in view of the major renovations performed in 1999/2000 periods and plans for 2001. The depreciation rates for hotel buildings will be 3.5-5% since January 1, 2001 depending on the technical condition of the individual hotel units. The estimated effect for the 2001 financial statements is a lower depreciation charge by HUF 230 million.