Form 10-K/A
period 2000-12-31
IIC INDUSTRIES INC
filed 2001-04-20
CIK 52741

                                  FORM 10-K/A-1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The purpose of this amendment is to include the predecessor auditor `s Report of Independent Certified Public Accountants, which is attached.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
IIC Industries, Inc.

We have audited the accompanying statements of income, stockholders' equity and cash flows of IIC Industries, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of income, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of income, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the results of operations. We believe that our audit of the statements of income, stockholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of income, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations of IIC Industries, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of IIC Industries, Inc. and Subsidiaries for the year ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ GRANT THORNTON LLP
Melville, New York
March 25, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 19, 2001

                                         IIC Industries Inc.

                                         By: /s/ Sir Bernard Schreier
                                                 --------------------
                                         Sir Bernard Schreier, Chairman
                                            of the Board and President
                                            (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                     DATE
---------                                   -----                     ----


/s/ Sir Bernard Schreier            Chairman of the Board,        April 19, 2001
--------------------------------    President and Director
Sir Bernard Schreier                (Principal Executive
                                    Officer)

/s/ John E. Smith                   Director (Principal           April 19, 2001
--------------------------------    Financial Officer and
John E. Smith                       Chief  Accounting Officer)