Form 10-Q
period 2001-03-31
IIC INDUSTRIES INC
filed 2001-05-21
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                         Commission file number: 0-27860

                              IIC Industries, Inc.

                      -----------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             Delaware                                                    13-567594
-------------------------------------------------------------------        ---------------------------------------
                 (STATE OF OTHER JURISDICTION OF                                    (IRS IDENTIFICATION
                  INCORPORATION OR ORGANIZATION)                                          NUMBER)

                171 Madison Avenue; New York, N.Y.                                         10016
-------------------------------------------------------------------        ---------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                    (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 889-7201

                           ----------------------------------------------------
                            FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                                       IF CHANGED SINCE LAST REPORT.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No
                                     --
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at April 30, 2001.

                              FINANCIAL INFORMATION


  ITEM 1. FINANCIAL STATEMENTS


          Consolidated Balance Sheets                                  Page
          at March 31, 2001                                            ----
          and December 31, 2000                                        3

          Consolidated Statements of Operations and Comprehensive
          Loss for the Three Months Ended
          March 31, 2001 and March 31, 2000                            5

          Consolidated Statement of Cash Flows
          for the Three Months Ended
          March 31, 2001 and March 31, 2000                            6

          Notes to Consolidated Financial
          Statements                                                   7

                      IIC Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)






                                                        MARCH 31,             December 31,
                                     ASSETS               2001                    2000
                                                       -----------              ---------

CURRENT ASSETS
    Cash and cash equivalents                             $10,272                 $9,486
    Accounts receivable, net                               41,416                 45,477
    Inventories, net (Note C)                              35,796                 31,744
    Other current assets                                    9,235                  8,475
                                                            -----                  -----

         Total current assets                              96,719                 95,182

DUE FROM AFFILIATE                                          1,630                  3,300

PROPERTY AND EQUIPMENT, NET                                22,989                 23,555

INVESTMENTS                                                57,286                 57,421

OTHER ASSETS                                                2,483                  2,281
                                                            -----                  -----

                                                         $181,107               $181,739
                                                         ========               ========











The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                                                         MARCH 31,             December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                                 2001                     2000
                                                                                        -----------              ---------


CURRENT LIABILITIES
    Accounts payable                                                                        $22,126               $25,367
    Bank loans                                                                               21,586                15,661
    Current maturities of long-term debt                                                        675                   608
    Accrued expenses and other payables                                                      13,462                12,357
    Due to related parties                                                                    2,908                 2,618
    Advances from customers                                                                   3,058                 2,706
                                                                                              -----                 -----


         Total current liabilities                                                           63,815                59,317

LONG-TERM DEBT, less current portion                                                          4,919                 5,348

DUE TO AFFILIATES                                                                               864                   825

OTHER LIABILITIES AND DEFERRED
    CREDITS                                                                                   7,819                 7,699

MINORITY INTERESTS                                                                           14,117                14,247
                                                                                             ------                ------

                                                                                             91,534                87,436

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share;
       Authorized 7,200,000 shares; issued
       6,343,224 shares                                                                       1,586                 1,586
    Additional paid-in capital                                                               22,941                22,941
    Retained earnings                                                                       112,310               115,128
    Accumulated other comprehensive loss                                                    (44,539)              (42,627)
    Less treasury stock - at cost (649,752 shares)                                           (2,725)               (2,725)
                                                                                             -------             --------

                                                                                             89,573                94,303
                                                                                             ------                ------

                                                                                           $181,107              $181,739
                                                                                           ========              ========


The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                        ------------------------------
                                                                                           2001                 2000
                                                                                           ----                 ----

Net sales                                                                               $38,547                $37,071
Cost of sales                                                                            29,813                 27,654
                                                                                         ------                 ------

         Gross profit                                                                     8,734                  9,417

Selling, general and administrative expenses                                              9,570                  9,435
                                                                                          -----                  -----

         Operating (loss) income                                                           (836)                   (18)
                                                                                           -----                   ----

Other income (expenses)
    Interest income                                                                         319                    432
    Equity in (loss) earnings of affiliates                                              (1,675)                  (663)
    Foreign currency loss (Note B)                                                         (100)                  (780)
    Gain on sale of noncurrent assets, net                                                  477                  2,076
    Interest expense                                                                       (499)                  (582)
    Other, net                                                                              138                    822
                                                                                            ---                    ---

         (Loss) Income before income taxes and
             minority interest                                                           (2,176)                 1,287

Income taxes                                                                               (220)                     3
                                                                                            ---                      -
         (Loss) Income before minority interests                                         (2,396)                 1,290

Minority interests                                                                         (422)                   156
                                                                                            ---                    ---

         NET (LOSS) INCOME                                                              $(2,818)                $1,446

Other comprehensive loss:

           Foreign currency translation adjustments                                      (1,912)                (1,847)
                                                                                        -------                 -------
           COMPREHENSIVE  (LOSS)                                                        $(4,730)                 $(401)
                                                                                        ========               ========

Basic and diluted net (loss) income per common share                                     $(0.49)                 $0.25
                                                                                         =======                 =====

Basic average number of common shares outstanding                                      5,693,472             5,693,472
                                                                                       =========             =========



The accompanying notes are an integral part of these statements

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                          (dollar amounts in thousands)





                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                         -----------------------------
                                                                                          2001                    2000
                                                                                          ----                    ----


Net cash (used in) provided by operating activities                                      $(4,532)                $3,188
                                                                                         --------                ------
Cash flows from investing activities
    Purchase of property and equipment                                                      (991)                  (640)
    Purchase of investments                                                               (2,271)                (3,645)
    Advances from affiliates                                                               1,853                    339
    Proceeds on disposal of property and equipment                                           797                    104
    Proceeds on disposal of investments                                                      265                  2,732
                                                                                             ---                  -----

         Net cash (used in) provided by investing activities                                (347)                (1,110)
                                                                                            -----                -------
Cash flows from financing activities
    Issuance of long-term debt                                                               231
    Principal payments of long term debt                                                     (68)                   (21)
    Net receipts (payments) of short-term bank loans                                       5,777                 (5,120)
                                                                                           -----                 -------
         Net cash  provided by (used in)  financing activities                             5,940                 (5,141)
Effect of exchange rate on cash                                                             (275)                  (190)
                                                                                            -----                  -----

         Net increase (decrease) in cash and cash equivalents                                786                 (3,253)
         during the period

Cash and cash equivalents at beginning of period                                          $9,486                  9,563
                                                                                           -----             ----------
Cash and cash equivalents at end of period                                               $10,272                 $6,310
                                                                                         =======                 ======
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                                             $545                   $763
       Income taxes                                                                          213                     65





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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a normal recurring accrual nature and disclosures necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2001 and March 31, 2000.


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

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)



NOTE C - INVENTORIES

     Inventories are as follows:

                                            MARCH 30,              December 31,
                                              2001                     2000
                                            -------                    -----

        Raw materials                        $7,169                   $5,326
        Work-in-progress                      1,322                    1,887
        Finished goods                       27,305                   24,531
                                             ------                   ------

                                            $35,796                  $31,744
                                            =======                  =======


NOTE D - CONTINGENCIES

     The Company has given a guarantee to the bankers of Balton amounting to $2.1 million. The guarantee is in respect of various outstanding letters of credit given by the bankers of certain of Balton's creditors.

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $ 1.8 million.


NOTE E - INVESTMENT IN AFFILIATE

     At March 31, 2001, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 49.35% at a cumulative cost of approximately $49 million. Danubius owns a number of hotels in Hungary and the Czech Republic, which specialize in spa facilities.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)





NOTE E (CONTINUED)

     Accordingly, the Company accounted for this investment under the equity method at March 31, 2001. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.


     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:

                                           MARCH 31, 2001                 MARCH 31, 2000
                                           --------------                 --------------


         Current assets                           $16,242                        $24,597
         Noncurrent assets                        161,775                        127,609
         Current liabilities                       21,325                         15,505
         Noncurrent liabilities                    54,387                         27,150
         Stockholders' equity                     102,305                        109,551


                                      THREE MONTHS ENDED             THREE MONTHS ENDED
                                           MARCH 31, 2001                MARCH 31, 2000
                                           --------------                --------------


         Sales                                    $18,211                        $16,897
         Operating (loss) income                   (2,972)                          (578)
         Net (loss) income                         (3,728)                          (546)

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

RESULTS OF OPERATIONS

              The table below sets forth for fiscal quarters ended March 31, 2001 and 2000, certain information with respect to the results of operations of the Company and its principal subsidiaries.


Three Months Ended                     Net Sales              Gross Profit           Income (loss)       Net Income (Loss)
------------------                     ---------              ------------           before Income       ----------------
March 31, 2001                                                                    Taxes and Minority
--------------                                                                         Interests
                                                                                       ---------

                                   Amount          %         Amount         %       Amount       %       Amount        %
                                   ------         ---        ------        ---      ------      ---      ------       ---
                               (In thousands)           (In thousands)          (In thousands)       (In thousands)

IIC Industries Inc.                     --        --           --          --       $(768)     (35.2)    $(790)     (28.0)
(parent company)

Israel Tractors &                  $13,802      35.8         $2,895      33.1      (1,100)     (50.6)   (1,214)    ( 43.1)
Equipment Co. (Israel)

Balton CP Group (Africa)            12,116      31.4          3,591      41.1          79        3.6        89        3.2

Investor RT Group                   12,629      32.8          2,248      25.8        (387)     (17.8)     (903)     (32.1)
(Hungary)                           ------      ----          -----     -----        -----     -----      -----     ------
                                   $38,547     100.0         $8,734     100.0     $(2,176)    (100.0)  $(2,818)    (100.0)
                                   =======     =====         ======     =====     ========     =====   ========     =====


Three Months Ended                 Net Sales              Gross Profit         Income (loss)       Net Income (Loss)
------------------                 ---------              ------------         before Income       ----------------
March  31, 2000                                                             Taxes and Minority
---------------                                                                  Interests
                                                                             ------------------
                               Amount         %         Amount          %       Amount       %       Amount         %
                               ------        ---        ------         ---      ------      ---      ------        ---
                           (In thousands)           (In thousands)          (In thousands)       (In thousands)

IIC Industries Inc.               --          --           --           --     $1,862     144.7      $1,850       127.9
(parent company)

Israel Tractors &            $13,133        35.4       $3,500         37.2        169      13.1         211        14.6
Equipment Co. (Israel)

Balton CP Group (Africa)      11,959        32.3        3,890         41.3       (355)    (27.6)       (179)      (12.4)

Investor RT Group             11,979        32.3        2,027         21.5       (389)    (30.2)       (436)      (30.1)
(Hungary)                     ------        ----        -----        -----      -----    --------     -----      ------
                             $37,071       100.0       $9,417        100.0     $1,287     100.0      $1,446       100.0
                             =======       =====       ======        =====     ======     =====      ======       =====

CONSOLIDATED RESULTS OF OPERATIONS

     The table below sets forth for the three months ended March 31, 2001 and 2000, certain information with respect to the results of operations of the Company and its five principal business segments.

                                Three Months Ended March 31, 2001                   Three Months Ended March 31, 2000
                                                       Income (Loss) before                             Income (Loss) before
                                                         Income Taxes and                                 Income Taxes and
                                     Net Sales          Minority Interest            Net Sales            Minority Interest
                                     ---------          -----------------            ---------           ------------------
                                 Amount       %         Amount        %       Amount         %          Amount          %
                            (In thousands)          (In thousands)        (In thousands)           (In thousands)
-----------------------------------------------------------------------------------------------------------------------------

Vehicle sales and              $2,852        7.4        $  60        2.8      $2,991       8.0           $75         5.8
distribution (Investor)

Processing/storage of           9,732       25.2          702       32.3       7,991      21.6          (219)      (17.0)
agricultural products
(Investor)

Other Industries including         45        0.2       (1,917)     (88.1)        997       2.7         1,617       125.7
corporate

Tractors and heavy equipment   13,802       35.8       (1,100)     (50.6)     13,133      35.4           169        13.1
(Israel Tractor)

Agricultural, communications   12,116       31.4           79        3.6      11,959      32.3          (355)      (27.6)
and electrical equipment       ------       ----           --        ---      ------      ----           -----     ------
(Balton CP)
                              $38,547      100.0      $(2,176)    (100.0)    $37,071     100.0        $1,287       100.0
                              =======      =====      ========     =====     =======     =====        ======       =====




         INVESTOR

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary.

     Vehicle Sales and  Distribution Segment

     o Net Sales for the three months ended March 31, 2001 decreased by approximately $139,000, or approximately 4.6%, as compared to the corresponding period in 2000.


     o There was Income before Minority Interests and Income Taxes for the three months ended March 31, 2001 of $60,000 as compared to income of $75,000 in the corresponding period in 2000.

     The decrease in Net Sales and in Income before Income Taxes and Minority Interests was primarily due to tight competition in the marketplace. Consumers are delaying purchasing and servicing their vehicles.




Processing/Storage of Agricultural Products Segment

o Net Sales for the three months ended March 31, 2001 increased by approximately $1.7 million or 22%, as compared to the corresponding period in 2000. The increase in Net Sales was primarily due to an increase in demand of the Company's products both on the domestic and export markets. However, market conditions remain competitive and unpredictable.

     o The Income before Income Taxes and Minority Interest for three months ended March 31, 2001 , was $702,000 compared to Loss before Income Taxes and Minority Interest of $219,000 for the corresponding period in 2000. This increase in income was primarily due to maintaining margins while increasing turnover (approximately $450,000 of the increase) and a gain on disposal of two surplus properties of $477,000.



Other Industries

     o Net Sales for the three months ended March 31, 2001 decreased by approximately $952,000 as compared to the corresponding period in 2000. This decrease in 2001 was primarily due to a subsidiary being sold and another subsidiary being reclassified as an investment held for sale.

     o The Loss before Income Taxes and Minority Interest was approximately $1,917,000 for the three months ended March 31, 2001 compared to income of approximately $1,617,000 for the three months ended March 31, 2000. The decrease in income arose primarily due to the higher equity loss from the Danubius investment in 2001 and the inclusion in the first three months of 2000 of a gain on a sale of equity shares in an oil and gas venture for approximately $2.1 million.



         ISRAEL TRACTOR: TRACTORS AND HEAVY EQUIPMENT SEGMENT

     o Net Sales for the three months ended March 31, 2001 increased by $669,000,or approximately 5% as compared to the corresponding period in 2000.

     o The Loss before Income Taxes and Minority Interest for the three months ended March 31, 2001 was $1,100,000 as compared to income of $169,000 for the corresponding period in 2000.

         The political situation in Israel has remained volatile throughout the period, leading to difficult business conditions. An operating loss was incurred in the first three months of 2001, together with a one time charge for bad debt, legal cases and redundancy provisions.

         BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT
         SEGMENT

     o Net Sales for the three months ended March 31, 2001 increased by $157,000 million or approximately 1.3%, as compared to the corresponding period in 2000.

     o Income before Income Taxes and Minority Interests for the three months ended March 31, 2001 increased by approximately $434,000, as compared to the corresponding period in 2000, as a result of the sale in the first three months of 2000 of a joint venture which produced a loss of $355,000.

Analysis of other income and expense

Interest income. Interest income decreased for the three months ended March 31, 2001 by $113,000, or approximately 26%, to $319,000.

Interest expense. Interest expense in the three months ended March 31, 2001, increased by $83,000, or approximately 14%, to approximately $499,000.

Income before Income Taxes and Minority Interests. Loss before Income Taxes and Minority Interests in the first three months ended March 31, 2001 was approximately $2,176,000, compared to Income before Income Taxes and Minority Interest in the first three months of 2000 of approximately $1,287,000.



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



LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 2001. At March 31, 2001, IIC Industries Inc.,

(the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $16.5 million, including cash and cash equivalents of $3.9 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At March 31, 2001, Israel Tractor, Investor and Balton had outstanding short-term indebtedness of approximately $7.8 million, $6.6 million and $7.1 million, respectively.

     At March 31, 2001, Israel Tractor, Investor and Balton had unused lines of short-term credit of $670,000, $2.6 million and $4.8 million, respectively.

     During the first three months of 2001, Israel Tractor, Investor, and Balton made capital expenditures of $566,000; $167,000 and $258,000 respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At March 31, 2001, the Company had no significant capital commitments.


INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 2000 and during the first three months of 2001, and therefore did not significantly affect operations in that country. Revaluation of the Israeli shekel against the U.S. Dollar in the first three months of 2001 was insignificant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 2000 and the three months ended March 31, 2001, the income from the Company's Hungarian, and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which floats against a basket of two currencies (the U.S. dollar and the European Currency Unit) underwent devaluations against the U.S. dollar at the rate of 12% during 2000. Since the beginning of 2001, the Hungarian currency has been further devalued by approximately 7% against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain of the African countries such as Zambia and Uganda operate in hyper-inflationary economies.

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

At March 31, 2001, Israel Tractor had foreign currency forward contracts, with notional values of $1 million, to purchase and sell Israeli shekels. All of the contracts mature in the next six months.

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

             None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 18, 2001
                                       IIC INDUSTRIES, INC.



                                       By: /s/ Fortunee F. Cohen
                                          ------------------------------
                                            Fortunee F. Cohen, Secretary


                                       By: /s/ John E, Smith
                                          -------------------------
                                            John E. Smith, Director,
                                            (Principal Financial Officer
                                             and Chief Accounting Officer).

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  ________________, 2001

                                       IIC INDUSTRIES, INC.



                                       By:
                                          -------------------------------------
                                              Fortunee F. Cohen, Secretary

                                       By:
                                          -------------------------------------
                                              John E. Smith, Director,
                                            (Principal Financial Officer
                                             and Chief Accounting Officer).