Form 10-Q
period 2001-06-30
IIC INDUSTRIES INC
filed 2001-08-20
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO _______________

                         COMMISSION FILE NUMBER: 0-27860

                              IIC INDUSTRIES, INC.

                       -----------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                DELAWARE                                   13-567594
-----------------------------------------            ----------------------
    (STATE OF OTHER JURISDICTION OF                   (IRS IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                          NUMBER)

  171 MADISON AVENUE; NEW YORK, N.Y.                          10016
-----------------------------------------            ----------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at August 14, 2001.

                              FINANCIAL INFORMATION


  ITEM 1. FINANCIAL STATEMENTS


          Consolidated Balance Sheets                                  Page
          at June 30, 2001                                            ----
          and December 31, 2000                                        3

          Consolidated Statements of Income and Comprehensive
          Income for the Six Months Ended
          June 30 2001 and June 30, 2000                               5

          Consolidated Statements of Income and
          Comprehensive Income for the Three Months                    6
          Ended June 30, 2001 and June 30,2000


          Consolidated Statement of Cash Flows
          for the Six Months Ended
          June 30, 2001 and June 30, 2000                              7

          Notes to Consolidated Financial
          Statements                                                   8

                      IIC Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)




                                             JUNE 30,           December 31,
                               ASSETS          2001                 2000
                                            -----------         -----------

CURRENT ASSETS

    Cash and cash equivalents                  $11,353              $9,486
    Accounts receivable, net                    53,550              45,477
    Inventories, net (Note C)                   42,269              31,744
    Other current assets                        10,602               8,475
                                                 -----               -----

         Total current assets                  117,774              95,182

DUE FROM AFFILIATE                               1,630               3,300

PROPERTY AND EQUIPMENT, NET                     29,214              23,555

INVESTMENTS                                     60,668              57,421

OTHER ASSETS                                     6,106               2,281
                                                 -----               -----

                                              $215,392            $181,739
                                              ========            ========









The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)





                                                        JUNE 30,    December 31,
              LIABILITIES AND STOCKHOLDERS' EQUITY        2001          2000
                                                       ----------   ------------


CURRENT LIABILITIES

    Accounts payable                                     $30,317      $25,367
    Bank loans                                            27,538       15,661
    Current maturities of long-term debt                   1,089          608
    Accrued expenses and other payables                   18,535       12,357
    Due to related parties                                   777        2,618
    Advances from customers                                6,859        2,706
                                                           -----        -----


         Total current liabilities                        85,115       59,317

LONG-TERM DEBT, less current portion                       6,692        5,348

DUE TO AFFILIATES                                              0          825

OTHER LIABILITIES AND DEFERRED
    CREDITS                                                5,793        7,699

MINORITY INTERESTS                                        22,505       14,247
                                                          ------       ------

                                                         120,105       87,436

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share;
       Authorized 7,200,000 shares; issued
       6,343,224 shares                                    1,586        1,586
    Additional paid-in capital                            22,941       22,941
    Retained earnings                                    115,689      115,128
    Accumulated other comprehensive loss                 (42,204)     (42,627)
    Less treasury stock - at cost (649,752 shares)        (2,725)      (2,725)
                                                          -------    --------

                                                          95,287       94,303
                                                          ------       ------

                                                        $215,392     $181,739
                                                        ========     ========



The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)





                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                          2001          2000
                                                          ----          ----


Net sales                                              $93,254         $83,955
Cost of sales                                           71,632          64,340
                                                        ------          ------

         Gross profit                                   21,622          19,615

Selling, general and administrative expenses            22,828          19,473
                                                         ------          ------

         Operating (loss) income                        (1,206)            142
                                                          -----            ----

Other income (expenses)
    Interest income                                        573             579
    Equity in  earnings of affiliates                      735           1,711
    Foreign currency gain/loss (Note B)                    348          (1,434)
    Gain on sale of noncurrent assets, net                 629           2,181
    Interest expense                                    (1,416)         (1,028)
    Other, net                                             946           1,946
                                                           ---             ---

          Income before income taxes and
             minority interest                             609           4,097

Income taxes                                               (12)           (263)
          Income before minority interests                 597           3,834

Minority interests                                         (36)            254
                                                           ---             ---

         NET INCOME                                       $561          $4,088

Other comprehensive loss:

           Foreign currency translation adjustments        423          (2,155)
                                                       -------          -------
           COMPREHENSIVE  INCOME                          $984          $1,933
                                                       ========        ========

Basic and diluted net  income per common share           $0.10           $0.72

Basic average number of common shares outstanding     5,693,472       5,693,472
                                                      =========       =========




The accompanying notes are an integral part of these statements

                      IIC Industries, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                               (UNAUDITED)
                    ( dollar amounts in thousands, except share data)


                                                      THREE MONTHS ENDED JUNE 30
                                                      --------------------------
                                                          2001          2000
                                                          ----          ----


 Net Sales                                              $54,707        $46,884
 Cost of sales                                           41,820         36,686
                                                         ------         ------

    Gross profit                                         12,887         10,198

Selling,general and administrative expenses              13,257         10,038
                                                         ------         ------

     Operating loss/ income                                (370)           160

Other income(expenses)
  Interest income                                           254            147
  Equity in earnings of affiliates                        2,410          2,374
  Foreign currency gain/loss                                448           (654)
  Gain on sale of noncurrent assets,net                     152            105
  Interest expense                                         (917)          (446)
  Other,net                                                 808          1,124
                                                            ---          -----


    Income before income taxes and minority interests     2,785          2,810

Income taxes                                                208           (266)
                                                            ---           -----

    Income before minority interest                       2,993          2,544

Minority interests                                          386             98
                                                            ---             --

    NET INCOME                                            3,379          2,642

Other comprehensive gain/loss
   Foreign currency translation adjustments               2,335           (308)
                                                          -----          -----
   COMPREHENSIVE INCOME                                   5,714          2,334
                                                          -----          -----

Basic net income per common share                         $0.59          $0.46

Basic average number of common shares outstanding       5,693,472     5,693,472
                                                        =========     =========

                      IIC Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                          (dollar amounts in thousands)



                                                                           SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------------
                                                                          2001                    2000
                                                                          ----                    ----

Net cash (used in) provided by operating activities                      $(3,876)                $2,083
                                                                         --------                ------
Cash flows from investing activities
    Purchase of subs, net of cash acquired                                   242
    Purchase of property and equipment                                    (3,881)                  (820)
    Purchase of investments                                               (2,785)                (4,654)
    Advances from affiliates                                                   0                 (1,651)
    Proceeds on disposal of property and equipment                         1,034                    648
    Proceeds on disposal of investments                                      635                  2,240

                                                                             ---                  -----

         Net cash (used in) provided by investing activities              (4,755)                (4,237)
                                                                            -----                -------
Cash flows from financing activities
    Issuance of long-term debt                                             9,611
    Principal payments of long term debt                                  (1,269)                   (63)
    Net receipts (payments) of short-term bank loans                       2,269                 (1,260)
                                                                           -----                 -------
         Net cash  provided by (used in)  financing activities            10,611                 (1,323)
Effect of exchange rate on cash                                             (113)                  (111)
                                                                            -----                  -----

         Net increase (decrease) in cash and cash                          1,867                 (3,588)
         during the period

Cash and cash equivalents at beginning of period                          $9,486                  9,563
                                                                           -----             ----------
Cash and cash equivalents at end of period                               $11,353                 $5,975
                                                                         =======                 ======
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                             $1,401               $1,187
       Income taxes                                                          199                    354



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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a normal recurring accrual nature and disclosures necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the six months ended June 30, 2001 and June 30, 2000.


NOTE B - FOREIGN CURRENCY TRANSLATION

     Investor Rt ("Investor"), a majority-owned subsidiary, uses the local currency, the Hungarian forint, as its functional currency.

     The Israel Tractors and Equipment Company Limited(Israel Tractor), a wholly owned subsidiary, uses the New Israeli Shekel as the functional currency, since this is the currency in which most of its business is transacted. This is a change from previous reporting when the functional currency was the US dollar, and has arisen as a result of the merger with Zoko in April 2001.

     Both companies translate assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders' equity.

     Balton C.P. Limited ("Balton"), a majority-owned subsidiary uses the US dollar as the functional currency, since the dollar is the currency in which most of the significant business of Balton is conducted, or to which it is linked.

     This subsidiary translates monetary assets and liabilities at year-end exchange rates and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except that depreciation is translated at historical rates. Adjustments resulting from the translation of these entities are included in results of operations.

     Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)


NOTE C - INVENTORIES

     Inventories are as follows:

                                            JUNE 30,              December 31,
                                              2001                     2000
                                            -------                    -----

        Raw materials                        $5,223                   $5,326
        Work-in-progress                      2,040                    1,887
        Finished goods                       35,006                   24,531
                                             ------                   ------

                                            $42,269                  $31,744
                                            =======                  =======


NOTE D - CONTINGENCIES

     The Company has given a guarantee to the bankers of Balton amounting to $2.1 million. The guarantee is in respect of various outstanding letters of credit given by the bankers of certain of Balton's creditors.

     Investor and certain subsidiaries are potentially liable with respect to certain guarantees of debt and other financial instruments of other related and nonrelated companies to the extent of approximately $ 1.7 million.


NOTE E - INVESTMENT IN AFFILIATE

     At June 30, 2001, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 49.35% at a cumulative cost of approximately $49 million. Danubius owns a number of hotels in Hungary and the Czech Republic, which specialize in spa facilities.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)





NOTE E (CONTINUED)

     Accordingly, the Company accounted for this investment under the equity method at June 30, 2001. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.


     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:


                                           JUNE 30, 2001       JUNE 30 2000
                                           --------------       --------------



         Current assets                           $22,684              $24,913
         Noncurrent assets                        171,271              154,011
         Current liabilities                       25,840               22,317
         Noncurrent liabilities                    53,365               42,399
         Stockholders' equity                     114,750              114,208


                                         SIX MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30 2001         JUNE 30  2000
                                           --------------        --------------


         Sales                                    $49,639              $47,404
         Operating  income                          6,711                5,865
         Net income                                 4,336                5,515
         Company's share of equity in earnings      1,941                1,950

The above equity in earnings to 30 June 2001 was adjusted in the statement of operations to include a one-time charge of $1,223,000 that relates to the correction of prior periods negative goodwill/ goodwill amortizations.

The quarterly accounts of Danubius are publicly registered with the Budapest Stock Exchange.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)

NOTE F- BANK LOANS

           During the six months ended June 30, 2001, bank loans increased to finance the increased working capital requirements of Zoko by approximately $10 million, and to finance inventory purchases at the agricultural products segment of Investor for approximately $2 million.


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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     The Company is presently operated as a holding company with subsidiaries in three principal operating geographic areas: (1) Investor RT, a Hungarian holding company ("Investor" or "Investor Group"), which through its subsidiaries, engages in a variety of commercial activities in Hungary; (2) The Israel Tractors and Equipment Company Limited ("Israel Tractor"), an Israeli corporation, which through its 70% subsidiary Zoko, distributes tractors and related heavy machinery as well as manufacturing and distributing filters, mainly in Israel and (3) Balton C.P. Limited, an English holding company with African subsidiaries ("Balton CP") engaged in trading activities in several African countries.


     The Company has three primary areas of operation with respect to its subsidiaries:
     (a)      Investor and its subsidiaries in Hungary
     (b)      Israel Tractor in Israel
     (c) Balton CP and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Kenya, Uganda and the Cote D'Ivoire.

     The Company has five principal business segments:
     (a)      vehicle sales and service
     (b)      processing/storage of agricultural products
     (c) the distribution of tractors and other heavy equipment and the manufacture and distrubution of filters
     (d)      the sale of agricultural, communications and electrical equipment
     (e) other industries including retail and wholesale consumer products and corporate.

RESULTS OF OPERATIONS
              The table below sets forth for six and three months ended June 30, 2001 and 2000, certain information with respect to the results of operations of the Company and its principal subsidiaries.


Six Months Ended                       Net Sales              Gross Profit           Income (loss)       Net Income (Loss)
------------------                     ---------              ------------           before Income       -----------------
June 30, 2001                                                                    Taxes and Minority
--------------                                                                         Interests
                                                                                       ---------
                                   Amount          %         Amount         %       Amount       %       Amount        %
                                   ------         ---        ------        ---      ------      ---      ------       ---
                               (In thousands)           (In thousands)          (In thousands)       (In thousands)

IIC Industries Inc.                     --        --           --          --       $(774)    (127.10)    $(425)    (75.7)
(parent company)

Israel Tractors &                  $38,008      40.8         $9,252      42.8        (887)    (145.6)      (737)    (131.4)
Equipment Co. (Israel)

Balton CP Group (Africa)            28,964      31.0          7,591      35.1         207       34.0        187       33.3

Investor RT Group                   26,282      28.2          4,779      22.1       2,063      338.7      1,536      273.8
(Hungary)                           ------      ----          -----     -----       -----      -----      -----      -----
                                   $93,254     100.0        $21,622     100.0        $609      100.0       $561      100.0
                                   =======     =====         ======     =====     ========     =====      =====      =====

Six Months Ended                   Net Sales              Gross Profit         Income (loss)       Net Income (Loss)
------------------                 ---------              ------------         before Income       ----------------
June 30, 2000                                                               Taxes and Minority
---------------                                                                  Interests
                                                                            ------------------
                               Amount         %         Amount          %       Amount       %       Amount         %
                               ------        ---        ------         ---      ------      ---      ------        ---
                           (In thousands)           (In thousands)          (In thousands)       (In thousands)
IIC Industries Inc.               --          --           --           --     $2,142      52.3      $2,101        51.4
(parent company)

Israel Tractors &            $31,496        37.5       $7,459         38.0      1,135      27.7       1,000        24.5
Equipment Co. (Israel)

Balton CP Group (Africa)      27,317        32.5        8,131         41.5       (236)     (5.8)       (109)       (2.7)

Investor RT Group             25,142        30.0        4,025         20.5      1,056      25.8       1,096        26.8
(Hungary)                     ------        ----        -----        -----      -----    --------     -----      ------
                             $83,955       100.0      $19,615        100.0     $4,097     100.0      $4,088       100.0
                             =======       =====       ======        =====     ======     =====      ======       =====

Three Months Ended                     Net Sales              Gross Profit           Income (loss)       Net Income (Loss)
------------------                     ---------              ------------           before Income       ----------------
June 30, 2001                                                                     Taxes and Minority
--------------                                                                         Interests
                                                                                       ---------

                                   Amount          %         Amount         %       Amount       %       Amount        %
                                   ------         ---        ------        ---      ------      ---      ------       ---
                               (In thousands)           (In thousands)          (In thousands)       (In thousands)

IIC Industries Inc.                     --        --           --          --       $(6)       (0.2)      $365       10.8
(parent company)

Israel Tractors &                  $24,206      44.2         $6,357      49.3         213       7.6        477       14.1
Equipment Co. (Israel)

Balton CP Group (Africa)            16,848      30.8          4,000      31.0         128       4.6         98        2.9

Investor RT Group                   13,653      25.0          2,530      19.7       2,450      88.0      2,439       72.2
(Hungary)                           ------      ----          -----     -----        -----    -----      -----      -----
                                   $54,707     100.0        $12,887     100.0      $2,785     100.0     $3,379      100.0
                                   =======     =====         ======     =====     ========    =====     ======      =====


Three Months Ended                      Net Sales              Gross Profit         Income (loss)       Net Income (Loss)
------------------                    ---------              ------------           before Income       ----------------
June 30, 2000                                                                    Taxes and Minority
---------------                                                                       Interests
                                                                                 ------------------
                                    Amount         %         Amount          %       Amount       %       Amount         %
                                    ------        ---        ------         ---      ------      ---      ------        ---
                                (In thousands)           (In thousands)          (In thousands)       (In thousands)
IIC Industries Inc.                   --          --           --           --     $   280      10.0      $  251         9.5
(parent company)

Israel Tractors &                  $18,363        39.2       $3,959         38.8       966       34.4        789        29.9
Equipment Co. (Israel)

Balton CP Group (Africa)            15,358        32.8        4,241         41.6       119        4.2         70         2.6

Investor RT Group                   13,163        28.0        1,998         19.6     1,445       51.4      1,532        58.0
(Hungary)                           ------        ----        -----        -----      -----     -----      -----       -----
                                   $46,884       100.0      $10,198        100.0     $2,810     100.0     $2,642       100.0
                                   =======       =====       ======        =====     ======     =====     ======       =====

CONSOLIDATED RESULTS OF OPERATIONS

     The table below sets forth for the six and three months ended June 30, 2001 and 2000, certain information with respect to the results of operations of the Company and its five principal business segments.

                                Six Months Ended June 30, 2001                   Six Months Ended June 30, 2000
                                                       Income (Loss) before                             Income (Loss) before
                                                         Income Taxes and                                 Income Taxes and
                                     Net Sales          Minority Interest            Net Sales            Minority Interest
                                     ---------          -----------------            ---------           ------------------
                                 Amount       %         Amount        %       Amount         %          Amount          %
                            (In thousands)          (In thousands)        (In thousands)           (In thousands)
-----------------------------------------------------------------------------------------------------------------------------

Vehicle sales and              $6,470        7.0         $ 167       27.4      $6,332       7.5           $160        3.9
distribution (Investor)

Processing/storage of          19,702       21.1           544       89.3      16,683      19.9           (160)      (3.9)
agricultural products
(Investor)

Other Industries including        110        0.1           578       94.9       2,127       2.5          3,198       78.1
corporate

Tractors and heavy equipment   38,008       40.8          (887)    (145.6)     31,496      37.6          1,135       27.7
(Israel Tractor)

Agricultural, communications   28,964       31.0           207       34.0      27,317      32.5           (236)      (5.8)
and electrical equipment       ------       ----           ---       ----      ------      ----           -----     ------
(Balton CP)
                              $93,254      100.0          $609      100.0     $83,955     100.0         $4,097       100.0
                              =======      =====          ====      =====     =======     =====         ======       =====

                                 Three Months Ended June 30, 2001                   Three Months Ended June 30, 2000
                                                       Income (Loss) before                             Income (Loss) before
                                                         Income Taxes and                                 Income Taxes and
                                     Net Sales          Minority Interest            Net Sales            Minority Interest
                                     ---------          -----------------            ---------           ------------------
                                 Amount       %         Amount        %       Amount         %          Amount          %
                            (In thousands)          (In thousands)        (In thousands)           (In thousands)
-----------------------------------------------------------------------------------------------------------------------------

Vehicle sales and              $3,618        6.6        $  107         4.0     $3,341        7.1           $85         3.0
distribution (Investor)

Processing/storage of           9,970       18.2          (158)       (5.7)     8,692       18.5            59         2.1
agricultural products
(Investor)

Other Industries including         65        0.2         2,495        89.6      1,130        2.4         1,581        56.3
corporate

Tractors and heavy equipment   24,206       44.2           213         7.6     18,363       39.2           966        34.4
(Israel Tractor)

Agricultural, communications   16,848       30.8           128         4.5     15,358       32.8           119         4.2
and electrical equipment       ------       ----           ----        ---      -----       ----           ---        ----
(Balton CP)
                              $54,707      100.0         $2,785       100.0   $46,884      100.0        $2,810       100.0
                              =======      =====         ======       =====    ======      =====        ======       =====

   INVESTOR

     The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary.

     Vehicle Sales and Distribution Segment
     o Net Sales for the six months ended June 30, 2001 increased by approximately $138,000, or approximately 2.2% as compared to the corresponding period in 2000.

     o There was Income before Minority Interests and Income Taxes for the six months ended June 30 2001 of $167,000 as compared to income of $160,000 in the corresponding period in 2000.

     The only marginal increase in Net Sales and in Income before Income Taxes and Minority Interests was primarily due to tight competition in the marketplace offset by strict cost control.

     Processing/Storage of Agricultural Products Segment
     o Net Sales for the six months ended June 30, 2001 increased by approximately $3.0 million or 18%, as compared to the corresponding period in 2000. The increase in Net Sales was primarily due to an increase in demand of the Company's products both on the domestic and export markets together with higher market prices.

However, market conditions remain competitive and unpredictable.

     o The Income before Income Taxes and Minority Interest for six months ended June 30, 2001 , was $544,000 compared to Loss before Income Taxes and Minority Interest of $160,000 for the corresponding period in 2000. This increase in income was primarily due to maintaining margins while increasing turnover (approximately $459,000 of the increase) and a gain on disposal of two surplus properties of $491,000, offset by interest charges higher by $101,000, and rental income lower by $92,000.


Other Industries

     o Net Sales for the six months ended June 30, 2001 decreased by approximately $2,017,000 as compared to the corresponding period in 2000. This decrease in 2001 was primarily due to two subsidiaries being sold.

     o The Profit before Income Taxes and Minority Interest was approximately $578,000 for the six months ended June 30, 2001 compared to income of approximately $3,198,000 for the six months ended June 30, 2000. The decrease in income arose primarily due to the deconsolidation of a loss making subsidiary in 2001 and the inclusion in the first three months of 2000 of a gain on a sale of equity shares in an oil and gas venture for approximately $2.1 million.

     o The results for the quarter include the release of a provision of $451,000 no longer required.


         ISRAEL TRACTOR: TRACTORS, HEAVY EQUIPMENT SEGMENT AND FILTERS.

     o At 1 April Israel Tractors merged with Zoko, a manufacturer and distributor of filters which is quoted on the Tel Aviv Stock Exchange, obtaining 70% of the share capital. The results for the six months to 30 June include three months trading from Zoko less the applicable minority interest.The results of Zoko are publicly registered with the Tel Aviv Stock Exchange.

     o Net Sales for the six months ended June 30, 2001 increased by $6,512,000,or approximately 20% as compared to the corresponding period in 2000.Turnover applicable to Zoko was $8.2 million.

     o The Loss before Income Taxes and Minority Interest for the six months ended June 30, 2001 was $887,000 as compared to income of $1,135,000 for the corresponding period in 2000.

         The political situation in Israel has remained extremely volatile throughout the period, leading to difficult business conditions. An operating loss was incurred in the first six months of 2001, together with a one-time charge for bad debt, legal cases and redundancy provisions as a result of the merger.

         BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT
         SEGMENT

     o Net Sales for the six months ended June 30, 2001 increased by $1,647,000 or approximately 6.0%, as compared to the corresponding period in 2000.

     o Income before Income Taxes and Minority Interests for the six months ended June 30, 2001 increased by approximately $443,000, as compared to the corresponding period in 2000, as a result of the sale in the first three months of 2000 of a joint venture which produced a loss of $355,000.

ANALYSIS OF OTHER INCOME AND EXPENSE

Interest income. Interest income decreased for the six months ended June 30, 2001 by $6,000, or approximately 1%, to $573,000.

Interest expense. Interest expense in the six months ended June 30, 2001, increased by $388,000, or approximately 38%, to approximately $1,416,000. This was due to the higher borrowings to finance increased working capital at Israel Tractor and the higher inventory at the agricultural products segment at Investor.

Income before Income Taxes and Minority Interests. Income before Income Taxes and Minority Interests in the first six months ended June 30, 2001 was approximately $609,000, compared to Income before Income Taxes and Minority Interest in the first six months of 2000 of approximately $4,097,000. This reflected the difficult trading conditions at Israel Tractor in Israel,which showed a loss in the first six months of 2001 of $887,000 as opposed to a profit in the first six months of 2000 of $1,135,000, and the one time gain in 2000 on the oil and gas venture of $2,100,000.


INCOME TAXES

The Company may be subject to tax in some or all of the foreign countries in which it has operations. However, foreign taxes imposed on the Company's income may qualify as a foreign income tax and therefore be eligible for credit against the Company's United States income tax liability subject to certain limitations set out in the Internal Revenue Code of 1986, as amended (or alternatively, for deduction against income in determining such liability). The limitations set out in the Code include, among others, computation rules under which foreign tax credits allowable with respect to specific classes of income cannot exceed the United States federal income taxes otherwise payable with respect to each class of income. Foreign income taxes exceeding the credit limitation for the year of payment or accrual can be carried back for two taxable years and forward for five taxable years, in order to reduce United States federal income taxes, subject to the credit limitations applicable in each of such years. Other restrictions on the foreign tax credit include a prohibition on the use of the credit to reduce liability for the United States corporate alternative minimum taxes by more than 90%.
The results for the quarter include the release of a provision of $400,000 no longer required.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through funds generated internally and through cash and cash equivalents available at the beginning of 2001, together with an increase in bank loans. At June 30, 2001, IIC Industries Inc.,

(the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $19.4 million, including cash and cash equivalents of $3.8 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At June 30 2001, Israel Tractor, Investor and Balton had outstanding short-term indebtedness of approximately $17.8 million, $5.9 million and $3.8 million, respectively.

     At June 30, 2001, Israel Tractor, Investor and Balton had unused lines of short-term credit of $5.7 million, $4.0 million and $6.3 million, respectively.

     During the first six months of 2001, Israel Tractor. Investor, and Balton made capital expenditures of $1,210,000 $2,145,000 and $526,000 respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At June 30, 2001, the Company had no significant capital commitments.


INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 2000 and during the first six months of 2001, and therefore did not significantly affect operations in that country. Revaluation of the Israeli shekel against the U.S. Dollar in the first six months of 2001 was insignificant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Most of the countries where the Company operates such as Hungary and several African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. In particular, during 2000 and the six months ended June 30, 2001, the income from the Company's Hungarian, and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which floats against the European Currency Unit underwent devaluations against the U.S. dollar at the rate of 12% during 2000. Since the beginning of 2001, the Hungarian currency has been further devalued by approximately 2% against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain of the African countries such as Zambia and Uganda operate in hyper-inflationary economies.

Derivative financial instruments are utilized by the Company to reduce foreign exchange risk and price risk relating to its heavy equipment distribution and agricultural commodity business. The Company does not hold or issue derivative financial instruments for trading purposes.

Israel Tractor enters from time to time into foreign currency forward contracts and call option contracts to reduce the impact of fluctuations of certain currencies against the U.S. dollar. Gains and losses resulting from such transactions are reflected in the results of operations. These contracts reduce exposure to currency movements resulting primarily from nondollar-denominated trade receivables and the Israeli tax effects of dollar-denominated trade purchases.

At June 30, 2001, Israel Tractor had no foreign currency forward contracts to purchase and sell U.S.dollars.

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



Date: August 17, 2001
                                       IIC INDUSTRIES, INC.



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



Date: _________________, 2001

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