Form 10-Q
period 2001-09-30
IIC INDUSTRIES INC
filed 2001-11-20
CIK 52741

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER: 0-27860

                              IIC INDUSTRIES, INC.

                       -----------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                           13-567594
                      --------                           ---------
           (STATE OF OTHER JURISDICTION OF          (IRS IDENTIFICATION
           INCORPORATION OR ORGANIZATION)                 NUMBER)

         171 MADISON AVENUE; NEW YORK, N.Y.                10016
         ----------------------------------                -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,693,472 shares of common stock outstanding at November 19, 2001.

                              FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS


          Consolidated Balance Sheets                                  Page
          at September 30, 2001                                        ----
          and December 31, 2000                                         3

          Consolidated Statements of Income and Comprehensive
          Income for the Nine Months Ended
          September 30, 2001 and September 30, 2000                     5

          Consolidated Statements of Income and
          Comprehensive Income for the Three Months                     6
          Ended September 30, 2001 and September 30,2000


          Consolidated Statement of Cash Flows
          for the Nine Months Ended
          September 30, 2001 and September 30, 2000                     7

          Notes to Consolidated Financial
          Statements                                                    8

                      IIC Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)

                                       SEPTEMBER 30,       DECEMBER 31,
              ASSETS                       2001              2000
                                        -----------        ---------
CURRENT ASSETS

    Cash and cash equivalents               $9,051           $9,486
    Accounts receivable, net                53,009           45,477
    Inventories, net (Note C)               44,409           31,744
    Other current assets                    12,222            8,475
                                          --------         --------
         Total current assets              118,691           95,182

DUE FROM AFFILIATE                           1,535            3,300
PROPERTY AND EQUIPMENT, NET                 29,036           23,555
INVESTMENTS                                 64,733           57,421
OTHER ASSETS                                 5,993            2,281
                                          --------         --------
                                          $219,988         $181,739
                                          ========         ========

The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)

                                                   SEPTEMBER 30,   DECEMBER 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY              2001            2000
                                                     --------        --------
CURRENT LIABILITIES
    Accounts payable                                  $30,060         $25,367
    Bank loans                                         29,897          15,661
    Current maturities of long-term debt                1,078             608
    Accrued expenses and other payables                19,545          12,357
    Due to related parties                                809           2,618
    Advances from customers                             4,670           2,706
                                                     --------        --------
         Total current liabilities                     86,059          59,317

LONG-TERM DEBT, less current portion                    6,670           5,348
DUE TO AFFILIATES                                           0             825
OTHER LIABILITIES AND DEFERRED CREDITS                  7,157           7,699
MINORITY INTERESTS                                     22,553          14,247
                                                     --------        --------
                                                      122,439          87,436
CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Common stock, $0.25 par value per share;
       Authorized 7,200,000 shares; issued
       6,343,224 shares                                 1,586           1,586
    Additional paid-in capital                         22,941          22,941
    Retained earnings                                 118,924         115,128
    Accumulated other comprehensive loss              (43,177)        (42,627)
    Less treasury stock - at cost (649,752 shares)     (2,725)         (2,725)
                                                     --------        --------
                                                       97,549          94,303
                                                     --------        --------
                                                     $219,988        $181,739
                                                     ========        ========

The accompanying notes are an integral part of these statements.

                      IIC Industries, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                          2001                2000
                                                      -----------         -----------
Net sales                                             $   145,636         $   132,837
Cost of sales                                             111,252             101,818
                                                      -----------         -----------
         Gross profit                                      34,384              31,019

Selling, general and administrative expenses               36,220              29,781
                                                      -----------         -----------

         Operating (loss) income                           (1,836)              1,238
                                                      -----------         -----------
Other income (expenses)
    Interest income                                           882                 962
    Equity in  earnings of affiliates                       4,747               4,522
    Foreign currency gain/ (loss) (Note B)                    814              (2,302)
    Gain on sale of noncurrent assets, net                    625               2,557
    Interest expense                                       (2,263)             (1,768)
    Rental Income                                           1,519               1,766
    Other (expense)/income, net                              (107)              1,369
                                                      -----------         -----------

          Income before income taxes and
             minority interest                              4,381               8,344

Income taxes                                                 (557)               (317)

          Income before minority interests                  3,824               8,027

Minority interests                                            (28)                (43)
                                                      -----------         -----------
         NET INCOME                                   $     3,796         $     7,984

Other comprehensive loss:

           Foreign currency translation adjustments          (550)             (4,593)
                                                      -----------         -----------
           COMPREHENSIVE  INCOME                      $     3,246         $     3,391
                                                      ===========         ===========
Basic and diluted net  income per common share        $      0.67         $      1.40
                                                      ===========         ===========
Basic average number of common shares outstanding       5,693,472           5,693,472
                                                      ===========         ===========

The accompanying notes are an integral part of these statements

                      IIC Industries, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (dollar amounts in thousands, except share data)

                                                        THREE MONTHS ENDED SEPTEMBER 30
                                                        -------------------------------
                                                           2001                2000
                                                        -----------         -----------
Net Sales                                               $    52,382         $    48,882
Cost of sales                                                39,620              37,478
                                                        -----------         -----------
    Gross profit                                             12,762              11,404

Selling,general and administrative expenses                  13,393              10,308
                                                        -----------         -----------
     Operating loss/income                                     (631)              1,096

Other income(expenses)
  Interest income                                               309                 383
  Equity in earnings of affiliates                            4,012               2,811
  Foreign currency gain/(loss) (Note B)                         466                (868)
  (Loss) on sale of noncurrent assets, net                       (4)                376
  Interest expense                                             (847)               (740)
  Rental Income                                                 518                 524
  Other (expense)/income, net                                   (51)                665


    Income before income taxes and minority interests         3,772               4,247

Income taxes                                                   (545)                (54)
                                                        -----------         -----------
    Income before minority interest                           3,227               4,193

Minority interests                                                8                (297)
                                                        -----------         -----------
    NET INCOME                                          $     3,235         $     3,896

Other comprehensive loss
   Foreign currency translation adjustments                    (973)             (2,438)
                                                        -----------         -----------
   COMPREHENSIVE INCOME                                 $     2,262         $     1,458
                                                        ===========         ===========
Basic and diluted net income per common share           $      0.57         $      0.68
                                                        ===========         ===========
Basic average number of common shares outstanding         5,693,472           5,693,472
                                                        ===========         ===========

                      IIC Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (dollar amounts in thousands)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                   2001            2000
                                                                 -------         -------
Net cash provided by operating activities                        $   574         $ 2,184
                                                                 -------         -------
Cash flows from investing activities
    Acquisition, net of cash acquired                               (147)             --
    Purchase of property and equipment                            (4,971)         (1,576)
    Purchase of investments                                       (2,033)         (5,558)
    Advances from affiliates                                           0             158
    Proceeds on disposal of property and equipment                 1,265             829
    Proceeds on disposal of investments                              629           2,242
                                                                 -------         -------
         Net cash (used in) investing activities                  (5,257)         (3,905)
                                                                 -------         -------
Cash flows from financing activities
    Issuance of long-term debt                                     1,904           2,104
    Principal payments of long term debt                            (801)         (2,679)
    Net receipts (payments) of short-term bank loans               3,160            (561)
                                                                 -------         -------
         Net cash  provided by (used in)  financing activities     4,263          (1,136)
Effect of exchange rate on cash                                      (15)           (177)
                                                                 -------         -------
         Net (decrease) in cash and cash                            (435)         (3,034)
         during the period

Cash and cash equivalents at beginning of period                 $ 9,486           9,563
                                                                 -------         -------
Cash and cash equivalents at end of period                       $ 9,051         $ 6,529
                                                                 =======         =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest                                                  $ 2,176         $ 1,466
       Income taxes                                                  843             456

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

     In the opinion of management, the consolidated financial statements contain all adjustments which are those of a normal recurring accrual nature and disclosures necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the nine months ended September 30, 2001 and September 30, 2000, and the three months ended September 30,2001 and 2000.


NOTE B - FOREIGN CURRENCY TRANSLATION

     Investor Rt ("Investor"), a majority-owned subsidiary, and The Israel Tractors and Equipment Company Limited (Israel Tractor), use the local currency, the Hungarian Forint and the New Israeli Shekel, respectively, as their functional currencies and translate all assets and liabilities at year end exchange rates,all income and expense accounts at average rates and records adjustments resulting from the translation in a separate component of shareholders equity.

     The US dollar is the functional currency of Balton C.P. Limited, a majority owned Subsidiary. The subsidiary translates monetary assets and liabilities at year end rates and non monetary assets and liabilities at historical exchange rates. All income and expense accounts are translated at the rate of exchange prevailing at the date of transaction, except revenues and expenses related to non monetary items which are translated at historical rates. The translation adjustments are recorded in the Statement of Operations.

     Prior to April 2001, the functional currency of Israel Tractor was the US dollar. This change in the functional currency resulted from Israel Tractor's acquisition of Zoko in April 2001.

     Transactions arising in a foreign currency are translated into the functional currency at the rate of exchange effective at the date of the transaction and gains or losses are included in results of operations.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)

NOTE C - INVENTORIES

     Inventories are as follows:

                                           SEPTEMBER 30,            DECEMBER 31,
                                              2001                     2000
                                            -------                    -----
        Raw materials                        $6,477                   $5,326
        Work-in-progress                      2,194                    1,887
        Finished goods                       35,738                   24,531
                                             ------                   ------
                                            $44,409                  $31,744
                                            =======                  =======

NOTE D - CONTINGENCIES

     The Company has guaranteed letters of credit of $2.1 million for Balton C.P. Ltd. Investor and certain other subsidiaries are contingently liable for the repayment of $1.7 million in debt extended to related and non-related entities.

NOTE E - INVESTMENT IN AFFILIATE

     At September 30, 2001, the Company's effective ownership percentage of Danubius, Rt. ("Danubius"), a publicly traded company, was approximately 49.35% at a cumulative cost of approximately $49 million. Danubius owns a number of hotels in Hungary and the Czech Republic, which specialize in spa facilities.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)

NOTE E (CONTINUED)

     Accordingly, the Company accounted for this investment under the equity method at September 30, 2001. Under this method, the investment is carried at cost plus the Company's share of earnings or losses less distributions. Since the Company's share of the underlying net assets of Danubius exceeded the cost at the various purchase dates, the excess of the fair value of the net assets acquired over the cost is amortized over a period of forty years.

     The following is summarized financial information of Danubius (in thousands), which was prepared in accordance with international accounting standards. There were no significant differences between international accounting standards and generally accepted accounting standards in the United States:


                                       SEPTEMBER 30, 2001    SEPTEMBER 30 2000
                                       ------------------    -----------------
      Current assets                           $30,411               $24,977
      Noncurrent assets                        180,369               144,378
      Current liabilities                       21,943                20,076
      Noncurrent liabilities                    58,376                43,562
      Stockholders' equity                     130,461               105,717


                                      NINE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30 2001       SEPTEMBER 30 2000
                                      -----------------       -----------------
      Sales                                     $87,428               $82,316
      Operating  income                          17,834                16,578
      Net income                                 12,798                12,200
      Company's share of equity in earnings       5,827                 4,790

The above equity in earnings to 30 September 2001 was adjusted in the Statement of Operations to include a one time charge of $1,223,000, first reflected in the accounts to 30th June 2001, that related to the correction of prior years negative goodwill/ goodwill amortizations.

The quarterly accounts and other information of Danubius are publicly registered with the Budapest Stock Exchange.

The tragic events of September 11th have brought into even sharper focus the tough and competitive market in which Danubius is now operating. As a result a reorganization is in progress which is expected to give a one time charge to the Company's share of equity in earnings of approximately $1 million in the fourth quarter.

                      IIC Industries, Inc. and Subsidiaries

                                   (UNAUDITED)

NOTE F- NEW ACCOUNTING PRONOUNCEMENT


         In July 2001, Statement of Financial Accounting Standards No. 141,"Business Combinations" ("Statement 141") was issued. Statement 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001 and requires all business combinations initiated after this date to be accounted for using the purchase method. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company is required to adopt the provisions of Statement 141 immediately.

In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") was issued. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortised, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortised over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of." The Company is required to implement Statement 142 on January 1, 2002.

Statement 142 established certain transition provisions which will require, amongst other things, the Company perform an assessment of whether there is an indication that goodwill and equity- method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

The Company is required to implement Statement 142 on January 1, 2002. The Company is evaluating the impact Statement 141 may have on its future consolidated financial statements.

In June 2001, Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("Statement 143") was issued.Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt the provisions of Statement 143 on January 1 2003. The Company is evaluating the impact, if any, Statement 143 may have on its future consolidated financial statements.

In August 2001, Statement of Financial Accounting Standards No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144") was issued. Statement 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and of the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of the business. Statement 144 addresses the financial accounting and reporting for (1) long-lived assets to be held and used, (2) long-lived assets to be disposed of other than by sale and
(3) long-lived assets to be disposed by sale. The Company is required to adopt the provisions of Statement 14 on January 1, 2002. The Company is evaluating the impact, if any, Statement 144 may have on its future consolidated financial statements.

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


     The Company has three primary areas of operation with respect to its subsidiaries:
     (a)      Investor and its subsidiaries in Hungary
     (b)      Israel Tractor and its subsidiaries in Israel
     (c) Balton CP and its subsidiaries in Nigeria, Ghana, Zambia, Tanzania, Kenya, Uganda and the Cote D'Ivoire.

     The Company has five principal business segments:
     (a)      vehicle sales and service
     (b)      processing/storage of agricultural products
     (c) the distribution of tractors and other heavy equipment and the manufacture and distribution of filters
     (d)      the sale of agricultural, communications and electrical equipment
     (e)      other industries and corporate.

RESULTS OF OPERATIONS

         The table below sets forth for nine and three months ended September 30, 2001 and 2000, certain information with respect to the results of operations of the Company and its principal subsidiaries.

Nine Months Ended                     Net Sales              Gross Profit           Income (loss)       Net Income (Loss)
-----------------                     ---------              ------------           before Income       ----------------
September 30, 2001                                                                    Taxes and Minority
--------------                                                                         Interests
                                                                                       ---------
                                   Amount          %         Amount         %       Amount       %       Amount        %
                                   ------         ---        ------        ---      ------      ---      ------       ---
                               (In thousands)           (In thousands)          (In thousands)       (In thousands)
IIC Industries Inc.                     --        --           --          --        $148        3.4      $188       4.9
(parent company)

Israel Tractors &                  $61,507      42.2        $15,364      44.7         (49)      (1.2)     (103)     (2.7)
Equipment Co. (Israel)

Balton CP Group (Africa)            45,911      31.6         12,734      37.0        1,223      27.9       828       21.8

Investor RT Group                   38,218      26.2          6,286      18.3        3,059      69.9     2,883       76.0
(Hungary)                         --------     -----        -------     -----       ------      -----    ------     -----
                                  $145,636     100.0        $34,384     100.0       $4,381      100.0    $3,796     100.0
                                  ========     =====        =======     =====       ======      =====    ======     =====

Nine Months Ended                 Net Sales              Gross Profit         Income (loss)       Net Income (Loss)
------------------                 ---------              ------------         before Income       ----------------
September 30, 2000                                                             Taxes and Minority
---------------                                                                  Interests
                                                                             ------------------
                               Amount         %         Amount          %       Amount       %       Amount         %
                               ------        ---        ------         ---      ------      ---      ------        ---
                           (In thousands)           (In thousands)          (In thousands)       (In thousands)
IIC Industries Inc.               --          --           --           --     $1,316      15.8      $1,263        15.8
(parent company)

Israel Tractors &            $47,244        35.6       $11,453        36.9      1,864      22.3       1,749        21.9
Equipment Co. (Israel)

Balton CP Group (Africa)      46,630        35.1        13,230        42.7       408        4.9         206         2.6

Investor RT Group             38,963        29.3         6,336        20.4      4,756       57.0      4,766        59.7
(Hungary)                    --------       -----      -------       -----     ------     -----      ------       -----
                             $132,837       100.0      $31,019       100.0     $8,344     100.0      $7,984       100.0
                             ========       =====      =======       =====     ======     =====      ======       =====

Three Months Ended                     Net Sales              Gross Profit           Income (loss)       Net Income (Loss)
------------------                     ---------              ------------           before Income       ----------------
September 30, 2001                                                                 Taxes and Minority
--------------                                                                          Interests
                                                                                        ---------
                                   Amount          %         Amount         %       Amount       %       Amount        %
                                   ------         ---        ------        ---      ------      ---      ------       ---
                               (In thousands)           (In thousands)          (In thousands)       (In thousands)
IIC Industries Inc.                     --        --           --          --        $922      24.5       $615       19.0
(parent company)

Israel Tractors &                  $23,499      44.9         $6,112      47.9         839      22.2        634       19.6
Equipment Co. (Israel)

Balton CP Group (Africa)            16,947      32.3          5,143      40.3       1,016      26.9        641       19.8

Investor RT Group                   11,936      22.8          1,507      11.8         995      26.4      1,345      41.6
(Hungary)                          -------     -----        -------     -----      ------     -----     ------      -----
                                   $52,382     100.0        $12,762     100.0      $3,772     100.0     $3,235      100.0
                                   =======     =====        =======     =====      ======     =====     ======      =====

Three Months Ended                    Net Sales              Gross Profit           Income (loss)       Net Income (Loss)
------------------                    ---------              ------------           before Income       ----------------
September 30, 2000                                                               Taxes and Minority
---------------                                                                       Interests
                                                                                 ------------------
                                    Amount         %         Amount          %       Amount       %       Amount         %
                                    ------        ---        ------         ---      ------      ---      ------        ---
                                (In thousands)           (In thousands)          (In thousands)       (In thousands)
IIC Industries Inc.                   --          --           --           --     $  (826)     (19.4)      $(838)      (21.5)
(parent company)

Israel Tractors &                  $15,748        32.2       $3,994         35.0       729       17.2         749        19.2
Equipment Co. (Israel)

Balton CP Group (Africa)            19,313        39.5        5,099         44.7       644       15.2        315          8.1

Investor RT Group                   13,821        28.3        2,311         20.3      3,700      87.0      3,670         94.2
(Hungary)                          -------       -----      -------        -----     ------     -----      ------       -----
                                   $48,882       100.0      $11,404        100.0     $4,247     100.0      $3,896       100.0
                                   =======       =====      =======        =====     ======     =====      ======       =====

CONSOLIDATED RESULTS OF OPERATIONS

     The table below sets forth for the nine and three months ended September 30, 2001 and 2000, certain information with respect to the results of operations of the Company and its five principal business segments.

                               Nine Months Ended September 30, 2001                   Nine Months Ended September 30, 2000
                                                       Income (Loss) before                             Income (Loss) before
                                                         Income Taxes and                                 Income Taxes and
                                     Net Sales          Minority Interest            Net Sales            Minority Interest
                                     ---------          -----------------            ---------           ------------------
                                 Amount       %         Amount        %       Amount         %          Amount          %
                            (In thousands)          (In thousands)        (In thousands)           (In thousands)
-----------------------------------------------------------------------------------------------------------------------------
Vehicle sales and             $10,276        7.1        $  274        6.3      $9,149       6.9          $211       2.5
distribution (Investor)

Processing/storage of          27,801       19.1          (426)     (9.7)     26,724       20.1           297       3.6
agricultural products
(Investor)

Other Industries including        141        0.0         3,359       76.6       3,090       2.3         5,564       66.7
corporate

Tractors and heavy equipment   61,507       42.2          (49)       (1.1)    47,244      35.6          1,864       22.3
(Israel Tractor)

Agricultural, communications   45,911       31.6         1,223       27.9      46,630      35.1           408        4.9
and electrical equipment     --------      -----        ------      -----    --------    -----         ------       -----
(Balton CP)
                             $145,636      100.0        $4,381      100.0    $132,837    100.0         $8,344       100.0
                             ========      =====        ======      =====    ========    =====         ======       =====

                                 Three Months Ended September 30, 2001                   Three Months Ended September 30, 2000
                                                       Income (Loss) before                             Income (Loss) before
                                                         Income Taxes and                                 Income Taxes and
                                     Net Sales          Minority Interest            Net Sales            Minority Interest
                                     ---------          -----------------            ---------           ------------------
                                 Amount       %         Amount        %       Amount         %          Amount          %
                            (In thousands)          (In thousands)        (In thousands)           (In thousands)
-----------------------------------------------------------------------------------------------------------------------------
Vehicle sales and              $3,806        7.3        $  107         2.9      $2,817        5.8           $51        1.2
distribution (Investor)

Processing/storage of           8,099       15.5          (884)      (23.4)     10,041       20.5           457       10.8
agricultural products
(Investor)

Other Industries including         31        0.0          2,694       71.5         963        2.0         2,366       55.6
corporate
Tractors and heavy equipment   23,499       44.9            839       22.2      15,748       32.2           729       17.2
(Israel Tractor)

Agricultural, communications   16,947       32.3          1,016       26.8      19,313       39.5            644      15.2
and electrical equipment      -------      -----         ------       -----    -------      -----         ------     -----
(Balton CP)
                              $52,382      100.0         $3,772       100.0    $48,882      100.0         $4,247     100.0
                              =======      =====         ======       =====    =======      =====         ======     =====

INVESTOR

         The operations of three of the Company's segments are conducted in Hungary through Investor. Investor's business is significantly affected by general conditions in Hungary.

         Vehicle Sales and  Distribution Segment
         o Net Sales for the nine months ended September 30, 2001 increased by approximately $1,127,000, or approximately 12.3% as compared to the corresponding period in 2000.

         o There was Income before Minority Interests and Income Taxes for the nine months ended September 30 2001 of $274,000 as compared to income of $211,000 in the corresponding period in 2000.

         The increase in Net Sales and in Income before Income Taxes and Minority Interests was primarily due to higher sales volume following increased promotion together with strict cost control. However, the market remains competitive with little overall growth, which must be gained at the expense of competition.

         Processing/Storage of Agricultural Products Segment

         o Net Sales for the nine months ended September 30, 2001 increased by approximately $1.1 million or 4%, as compared to the corresponding period in 2000. The increase in Net Sales was primarily due to an increase in demand of the Company's products both on the domestic and export markets together with higher market prices.

         o The Loss before Income Taxes and Minority Interest for nine months ended September 30, 2001 , was $426,0000 compared to Income before Income Taxes and Minority Interest of $297,000 for the corresponding period in 2000. This loss was primarily due to decreasing margins while increasing turnover in an effort to maintain market share with competition keen to buy turnover to cover overheads. The market situation remains difficult with continued overproduction.

   Other Industries

         o Net Sales for the nine months ended September 30, 2001 decreased by approximately $2,949,000 as compared to the corresponding period in 2000. This decrease was primarily due to the sale of two subsidiaries in 2001.

         o The Profit before Income Taxes and Minority Interest was approximately $3,359,000 for the nine months ended September 30, 2001 compared to income of approximately $5,564,000 for the nine months ended September 30, 2000. The decrease in income arose primarily due to the inclusion in the first nine months of 2000 of a gain on a sale of equity shares in an oil and gas venture for approx $2.1 million.

             ISRAEL TRACTOR: TRACTORS, HEAVY EQUIPMENT SEGMENT AND FILTERS.

         o At 1 April Israel Tractor merged with Zoko, a manufacturer and distributor of filters which is quoted on the Tel Aviv Stock Exchange, obtaining 70% of the share capital. The results for the nine months to 30 September include six months operations with Zoko less the applicable minority interest.The results of Zoko are publicly registered with The Tel Aviv Stock Exchange.


         o Net Sales for the nine months ended September 30, 2001 increased by $14,263,000,or approximately 30% as compared to the corresponding period in 2000.Net sales applicable to Zoko was $14 million.

         o The Loss before Income Taxes and Minority Interest for the nine months ended September 30, 2001 was $49,000 as compared to income of $1,864,000 for the corresponding period in 2000.

             The political situation in Israel has remained extremely volatile throughout the period, leading to difficult business conditions. An operating loss was incurred in the first nine months of 2001, together with costs of reorganization and integrating the businesses.

             BALTON CP: AGRICULTURAL, COMMUNICATIONS AND ELECTRICAL EQUIPMENT SEGMENT

         o Net Sales for the nine months ended September 30, 2001 decreased by $719,000 or approximately 1.6%, as compared to the corresponding period in 2000.

         o Income before Income Taxes and Minority Interests for the nine months ended September 30, 2001 increased by approximately $815,000, as compared to the corresponding period in 2000, as a result of the sale in the first three months of 2000 of a joint venture which produced a loss of $355,000 together with the completion of profitable contracts in Nigeria and Zambia.

ANALYSIS OF OTHER INCOME AND EXPENSE

Interest income. Interest income decreased for the nine months ended September 30, 2001 by $80,000, or approximately 8%, to $882,000.

Interest expense. Interest expense in the nine months ended September 30, 2001, increased by $495,000, or approximately 28%, to approximately $2,263,000. This was due to the higher borrowings to finance increased working capital at Israel Tractor and the higher inventory at Agrimill- Agrimpex.

Income before Income Taxes and Minority Interests. Income before Income Taxes and Minority Interests in the first nine months ended September 30, 2001 was approximately $4,381,000, compared to Income before Income Taxes and Minority Interest in the first nine months of 2000 of approximately $8,344,000. This reflected the difficult trading conditions at Israel Tractor in Israel, which showed a loss in the first nine months of 2001 of $49,000 as opposed to a profit in the first nine months of 2000 of $1,864,000, and the one time gain in 2000 on the oil and gas venture of $2,100,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net cash outflow in the nine months to 30th September 2001. This was financed through cash and cash equivalents available at the beginning of 2001, together with an increase in bank loans. At September 30, 2001, IIC Industries Inc.,

(the "Parent Company"), and its wholly-owned Israel Tractor subsidiary, had working capital of $18.3 million, including cash and cash equivalents of $2.7 million. Cash of subsidiaries that are not wholly-owned (including the Investor Group and the Balton CP Group) is generally not available for use by the Parent Company or other subsidiaries (except to the extent paid to the Parent Company as reimbursement for general overhead paid by the Parent Company or as management fees) other than in the form of dividends, if and when declared. Dividends to the Parent Company from its Israel Tractor subsidiary are subject to a withholding tax of 15% to 25%. The Parent Company does not expect to receive cash dividends or other distributions in the foreseeable future from any of its subsidiaries.

     At September 30 2001, Israel Tractor, Investor and Balton had outstanding short-term indebtedness of approximately $16.3 million, $7.0 million and $6.6 million, respectively.

     At September 30, 2001, Israel Tractor, Investor and Balton had unused lines of short-term credit of $8.3 million, $5.6 million and $3.5 million, respectively.

     During the first nine months of 2001, Israel Tractor. Investor, and Balton made capital expenditures of $1,842,000 $2,427,000 and $702,000 respectively, for the purchase of equipment and vehicles and improvements to property. Such expenditures were made from internally generated funds. At September 30, 2001, the Company had no significant capital commitments.

BANK LOANS

During the period since 31 December 2000, bank loans increased to finance the increased working capital requirements of Zoko by approximaely $10 million and to finance the increased inventory at Agrimill-Agrimpex by approximately $3 million.

INFLATION

     Inflation has been a persistent aspect of the Hungarian economy in recent years, although the annual rate of inflation has been predictable and has therefore been taken into account by the government and private businesses. Inflation has contributed to the devaluation of the Hungarian currency and has therefore had an effect on Investor's financial condition.

     Inflation in Israel was moderate in 2000 and during the first nine months of 2001, and therefore did not significantly affect operations in that country. Revaluation of the Israeli shekel against the U.S. Dollar in the first nine months of 2001 was insignificant.

     Significant rates of inflation persisted in the African countries where Balton CP operates, triggering significant devaluations of local currencies.

NEW ACCOUNTING PRONOUNCEMENT

     In July 2001, Statement of Financial Accounting Standards No. 141,"Business Combinations" ("Statement 141") was issued. Statement 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001 and requires all business combinations initiated after this date to be accounted for using the purchase method. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company is required to adopt the provisions of Statement 141 immediately.

In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") was issued. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortised, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortised over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of." The Company is required to implement Statement 142 on January 1, 2002.

Statement 142 established certain transition provisions which will require, amongst other things, the Company perform an assessment of whether there is an indication that goodwill and equity- method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the

Company must perform the second step of the transitional impairment test. In the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

The Company is required to implement Statement 142 on January 1, 2002. The Company is evaluating the impact Statement 141 may have on its future consolidated financial statements.

In June 2001, Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("Statement 143") was issued.Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt the provisions of Statement 143 on January 1 2003. The Company is evaluating the impact, if any, Statement 143 may have on its future consolidated financial statements.

In August 2001, Statement of Financial Accounting Standards No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144") was issued. Statement 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and of the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of the business. Statement 144 addresses the financial accounting and reporting for (1) long-lived assets to be held and used, (2) long-lived assets to be disposed of other than by sale and
(3) long-lived assets to be disposed by sale. The Company is required to adopt the provisions of Statement 14 on January 1, 2002. The Company is evaluating the impact, if any, Statement 144 may have on its future consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

Substantially all of the Company's revenues are derived from foreign operations. As such, its income is significantly affected by fluctuations in currency exchange rates and by currency controls. Some of the countries where the Company operates such as several of the African countries do not have freely convertible currencies and their currencies have been subject to devaluations in recent years. The currency in Hungary has only recently become freely convertible. In particular, during 2000 and the nine months ended September 30,2001, the income from the Company's Hungarian, and African subsidiaries was significantly reduced by losses arising from foreign exchange transactions due to significant currency devaluations against the U.S. dollar. The Hungarian currency, which floats against the European Currency Unit underwent devaluations against the U.S. dollar at the rate of 12% during 2000. Since the beginning of 2001, the Hungarian currency has remained relatively stable against the U.S. Dollar. Since the functional currency for Investor is the Forint, these devaluations have resulted in certain currency translation adjustments directly impacting stockholders' equity. Furthermore, certain of the African countries such as Zambia and Uganda operate in hyper-inflationary economies.

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

At September 30, 2001, Israel Tractor had no foreign currency forward contracts to purchase and sell U.S.dollars.

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

             None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

             None

ITEM 5.    OTHER INFORMATION

             Tender Offer

             On October 15 2001, updated by an amendment filed on November 13 2001, C.P.Holdings Ltd, a Company organized under the laws of the United Kingdom, made a tender offer to purchase the approx 20% of common stock in IIC Industries Inc which it did not already own at a price of $10.50 per piece. The tender offer expires 26 November 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2001
                                       IIC INDUSTRIES, INC.



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